Form 10-Q
period 2025-03-31
BIOGEN INC.
filed 2025-05-01
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 30, 2025, was 146,527,832 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2025

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the PSLRA. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” "assume," “believe,” “contemplate,” “continue," "could," “estimate,” “expect,” “forecast,” “goal,” “guidance,” “hope,” “intend,” “may,” “objective,” "outlook," “plan,” “possible,” "potential," “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these words or other words and terms of similar meaning. Given their forward-looking nature, these statements involve substantial risks and uncertainties and may be based on inaccurate assumptions. This report includes, among others, forward-looking statements regarding:
•our expected financial and operating performance;
•our long-term strategy and supporting business plans, including our product pipeline;
•our expectations about continued growth through acquisitions and key collaborative relationships and funding arrangements;
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
•the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing, collaboration, acquisition or divestiture agreements; tax positions and contingencies; collectability of receivables; pre-approval inventory; cost of sales; research and development costs; compensation and other selling, general and administrative expense; amortization of intangible assets; foreign currency exchange risk; estimated fair value of assets and liabilities; and impairment assessments, including for goodwill balances;
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
•the potential impact of increased product competition in the biopharmaceutical and healthcare industry, as well as any other markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic, prodrugs or biosimilar versions of our marketed products or competing products, including but not limited to, increased competition from TECFIDERA generic entrants in the U.S. and international markets and a biosimilar entrant of TYSABRI;
•patent terms, patent term extensions, patent office actions and expected availability and periods of regulatory exclusivity, as well as our ability to adequately enforce existing patents, including our European patent related to TECFIDERA;
•our ability to effectively implement our corporate strategy which includes significant investment in product and pipeline candidates, including but not limited to felzartamab, litifilimab and nusinersen;

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
•the current and potential impacts of geopolitical tensions, acts of war and other large-scale crises, including impacts to our operations, sales and the possible disruptions or delay in our plans to conduct clinical trial activities in areas of geopolitical tension, including tensions between the U.S., China and other countries, regions affected by Russia's invasion of Ukraine and the military conflict in the Middle East;
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

•the impact of the increased volatility in the financial markets on our ability to obtain financing;
•lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations;
•changes in our effective tax rate and obligations in various jurisdictions in which we are subject to taxation; and
•the impact of new laws, regulatory actions, judicial decisions, accounting standards and tariffs or trade restrictions, including any newly imposed U.S. tariffs and any responsive non-U.S. tariffs applicable to our products or operations, as well as the potential global macroeconomic effect of tariffs or trade restrictions.
These forward-looking statements involve risks and uncertainties, including those that are described in Item 1A. Risk Factors and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report and elsewhere in this report, that could cause actual results to differ materially from those reflected in such statements. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in our 2024 Form 10-K. Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events and you should not place undue reliance on these statements. Moreover, we operate in a very competitive and rapidly changing environment, new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. Forward-looking statements speak only as of the date of this report and are based on information and estimates available to us at this time. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. You should read this report with the understanding that our actual future results, performance, events and circumstances might be materially different from what we expect.
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
BENEPALI™, FLIXABI™, FUMADERM™, IMRALDI™ and OPUVIZ™ are trademarks of Biogen.
ACTEMRA®, COLUMVI®, ENBREL®, EYLEA®, GAZYVA®, LEQEMBI®, HUMIRA®, LUCENTIS®, LUNSUMIO®, OCREVUS®, REMICADE®, ZURZUVAE™ and other trademarks referenced in this report are the property of their respective owners.

DEFINED TERMS

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2024 ESPP	Biogen Inc. 2024 Employee Stock Purchase Plan
2015 ESPP	Biogen Inc. 2015 Employee Stock Purchase Plan
2023 Term Loan	$1.5 billion term loan credit agreement
AbbVie	AbbVie Inc.
AI	Artificial Intelligence
ALS	Amyotrophic Lateral Sclerosis
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
BLA	Biologics License Application
CCPA	California Consumer Privacy Act
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
E.U.	European Union
FA	Friedreich Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Fit for Growth	Cost saving program initiated in 2023
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IgAN	Immunoglobulin A Nephropathy
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LRRK2	Leucine-Rich Repeat Kinase 2

DEFINED TERMS (continued)

MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MorphoSys	MorphoSys AG
MS	Multiple Sclerosis
NDA	New Drug Application
Neurimmune	Neurimmune SubOne AG
OECD	Organization for Economic Co-operation and Development
ODD	Orphan Drug Designation
Organon	Organon LLC
PDUFA	Prescription Drug User Fee Act
PMN	Primary Membranous Nephropathy
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SOD1	Superoxide Dismutase 1
SWISSMEDIC	Swiss Agency for Therapeutic Products
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Affairs
VAT	Value-added Tax

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$1,726.5	$1,711.9
Revenue from anti-CD20 therapeutic programs	378.2	394.0
Alzheimer's collaboration revenue	33.0	2.8
Contract manufacturing, royalty and other revenue	293.3	181.8
Total revenue	2,431.0	2,290.5
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	629.3	542.2
Research and development	434.1	445.4
Acquired in-process research and development, upfront and milestone expense	200.7	7.5
Selling, general and administrative	572.5	581.5
Amortization and impairment of acquired intangible assets	111.8	78.3
Collaboration profit sharing/(loss reimbursement)	58.1	65.6
(Gain) loss on fair value remeasurement of contingent consideration	9.6	—
Restructuring charges	35.3	11.5
Other (income) expense, net	68.4	93.7
Total cost and expense	2,119.8	1,825.7
Income before income tax (benefit) expense	311.2	464.8
Income tax (benefit) expense	70.7	71.4
Net income attributable to Biogen Inc.	$240.5	$393.4

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$1.65	$2.71
Diluted earnings per share attributable to Biogen Inc.	$1.64	$2.70

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	146.1	145.2
Diluted earnings per share attributable to Biogen Inc.	146.6	145.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2025	2024
Net income attributable to Biogen Inc.	$240.5	$393.4
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax	(57.8)	14.7
Unrealized gains (losses) on pension benefit obligation, net of tax	0.4	(0.1)
Currency translation adjustments, net of tax	19.1	(21.4)
Total other comprehensive income (loss), net of tax	(38.3)	(6.8)
Comprehensive income (loss) attributable to Biogen Inc.	$202.2	$386.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,598.3	$2,375.0
Accounts receivable, net of allowance for doubtful accounts of $1.4 and $2.2, respectively	1,602.9	1,404.8
Due from anti-CD20 therapeutic programs	393.6	464.0
Inventory	2,273.9	2,460.5
Other current assets	757.3	752.5
Total current assets	7,626.0	7,456.8
Property, plant and equipment, net	3,132.4	3,181.3
Operating lease assets	346.4	356.4
Intangible assets, net	9,584.6	9,691.2
Goodwill	6,477.1	6,478.9
Deferred tax asset	307.5	324.2
Investments and other assets	559.1	560.5
Total assets	$28,033.1	$28,049.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$1,749.1	$1,748.6
Taxes payable	626.1	548.3
Accounts payable	391.5	424.2
Accrued expense and other	2,530.7	2,807.7
Total current liabilities	5,297.4	5,528.8
Notes payable	4,548.7	4,547.2
Deferred tax liability	133.2	190.5
Long-term operating lease liabilities	323.4	334.5
Other long-term liabilities	751.7	732.3
Total liabilities	11,054.4	11,333.3
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	629.9	569.4
Accumulated other comprehensive income (loss)	(174.5)	(136.2)
Retained earnings	19,500.3	19,259.8
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	16,978.7	16,716.0
Total liabilities and equity	$28,033.1	$28,049.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net income	$240.5	$393.4
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	183.2	147.5
Excess and obsolescence charges related to inventory	7.3	27.5
Amortization of acquired inventory step-up	51.4	44.1
Share-based compensation	81.0	72.8
Contingent consideration	9.6	—
Deferred income taxes	(27.8)	39.9
(Gain) loss on strategic investments	40.9	31.3
Other	6.7	25.4
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(181.0)	43.7
Due from anti-CD20 therapeutic programs	70.4	40.7
Inventory	62.0	(77.7)
Accrued expense and other current liabilities	(300.5)	(177.1)
Income tax assets and liabilities	69.1	(2.2)
Other changes in operating assets and liabilities, net	(53.5)	(56.1)
Net cash flow provided by (used in) operating activities	259.3	553.2
Cash flow from investing activities:
Purchases of property, plant and equipment	(37.1)	(45.9)
Acquisitions of intangible assets	(10.0)	(75.0)
Proceeds from sales of strategic investments	—	55.6
Other	(0.2)	(0.7)
Net cash flow provided by (used in) investing activities	(47.3)	(66.0)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(24.3)	(46.9)
Repayment of borrowings	—	(400.0)
Other	1.3	7.3
Net cash flow provided by (used in) financing activities	(23.0)	(439.6)
Net increase (decrease) in cash and cash equivalents	189.0	47.6
Effect of exchange rate changes on cash and cash equivalents	34.3	(23.1)
Cash and cash equivalents, beginning of the period	2,375.0	1,049.9
Cash and cash equivalents, end of the period	$2,598.3	$1,074.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended March 31, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	—	$—	169.5	$0.1	$569.4	$(136.2)	$19,259.8	(23.8)	$(2,977.1)	$16,716.0
Net income	—	—	—	—	—	—	240.5	—	—	240.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(38.3)	—	—	—	(38.3)
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	15.2	—	—	—	—	15.2
Issuance of common stock under stock award plan	—	—	0.6	—	(39.5)	—	—	—	—	(39.5)
Compensation related to share-based payments	—	—	—	—	84.1	—	—	—	—	84.1
Other	—	—	—	—	0.7	—	—	—	—	0.7
Balance, March 31, 2025	—	$—	170.3	$0.1	$629.9	$(174.5)	$19,500.3	(23.8)	$(2,977.1)	$16,978.7

	For the Three Months Ended March 31, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4
Net income	—	—	—	—	—	—	393.4	—	—	393.4
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6.8)	—	—	—	(6.8)
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	15.7	—	—	—	—	15.7
Issuance of common stock under stock award plan	—	—	0.6	—	(62.6)	—	—	—	—	(62.6)
Compensation related to share-based payments	—	—	—	—	76.1	—	—	—	—	76.1
Other	—	—	—	—	(2.2)	—	—	—	—	(2.2)
Balance, March 31, 2024	—	$—	169.4	$0.1	$329.5	$(160.5)	$18,021.0	(23.8)	$(2,977.1)	$15,213.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:	Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA, co-developed treatments to address a defining pathology of Alzheimer’s disease and launched the first approved treatment to target a genetic cause of ALS. We market the first and only drug approved in the U.S., the E.U. and certain international markets for the treatment of FA in adults and adolescents aged 16 years and older. We are focused on advancing our pipeline in neurology, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs, external collaborations and acquisitions.
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
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA, in certain international markets.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2024 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2024 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases.
During the first quarter of 2025 we began presenting acquired in-process research and development, upfront and milestone expense as a separate line item in our condensed consolidated statements of income. Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with collaboration and license agreements such as upfront and milestone payments and, when applicable, premiums on equity securities and asset acquisitions of acquired in-process research and development, and were previously

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification had no impact on our total cost and expense, net income attributable to Biogen Inc., earnings per share or total equity.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our 2024 Form 10-K.
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
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to an additional $650.0 million in potential development and regulatory milestone payments. The $1.15 billion paid includes approximately $74.5 million related to HI-Bio's outstanding, non-vested equity awards, inclusive of employer taxes, of which $56.4 million was recognized as share-based compensation payments to settle non-vested equity awards attributable to the post-acquisition service period and therefore not reflected as a component of total purchase price paid. Of the total $56.4 million, we recognized approximately $42.5 million as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2024, included in our 2024 Form 10-K. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest.
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
In addition to the lead program felzartamab, the HI-Bio pipeline acquired includes izastobart/HIB210, an anti-C5aR1 antibody, and the potential for continued development in a range of complement-mediated diseases.
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
Contingent Consideration: We may make certain contingent payments to the former shareholders of HI-Bio upon the achievement of certain development and regulatory milestones. As of the acquisition date, the maximum aggregate amount payable for these potential milestones was $650.0 million. The acquisition-date fair value of these milestones was approximately $485.1 million and was estimated utilizing a probability-adjusted discounted cash flow calculation using an appropriate discount rate dependent on the nature and timing of the milestone payments, which ranged from 6.2% to 7.0%, and probabilities of technological and regulatory success ranging from 67.0% to near-certain probability. Of the total contingent consideration, approximately $279.3 million related to milestones classified as short-term and reflected as a component of accrued expense and other with the remaining $205.8 million reflected as a component of other long-term liabilities within our condensed consolidated balance sheets. The short-term liability related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab in a first and second indication, which would trigger milestone payments of $150.0 million each.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Subsequent changes in the fair value of the contingent consideration obligation are being recognized as (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. This fair value measurement is based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. For additional information related to the fair value of this obligation, please read Note 8, Fair Value Measurements, to these condensed consolidated financial statements.
Other Contractual Commitments: We acquired HI-Bio's pre-existing in-license commitments under third-party agreements with MorphoSys, which include tiered royalties on potential future sales of felzartamab and izastobart/HIB210, ranging from high-single digit to mid-teen percentages, as well as potential development, regulatory and commercial milestone payments related to felzartamab and izastobart/HIB210 of up to $130.0 million, $230.0 million and $640.0 million, respectively. These contingencies were not recorded in our financial statements as of the transaction close date because the achievement of these milestones was not considered probable.
Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation of the separately identifiable assets acquired and liabilities assumed as of July 2, 2024:

(In millions)	Amounts Recognized as of Acquisition Date (as adjusted) March 31, 2025
Cash and cash equivalents	$62.5
Intangible assets:
IPR&D - felzartamab (IgAN)	920.0
IPR&D - felzartamab (AMR)	450.0
IPR&D - felzartamab (PMN)	265.0
Other clinical programs	7.9
Prepaid expense and other assets	1.0
Operating lease assets	1.2
Accounts payable	(1.1)
Accrued liabilities	(35.0)
Deferred tax liability(1)	(299.3)
Operating lease liabilities	(1.2)
Total identifiable net assets	1,371.0
Goodwill(1)	251.4
Total assets acquired and liabilities assumed	$1,622.4

(1) Includes measurement period adjustments recorded during the first quarter of 2025 that decreased deferred tax liability and goodwill by approximately $5.1 million, as a result of certain income tax adjustments.
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
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $251.4 million, which includes measurement period adjustments, and is not deductible for tax purposes. The goodwill recognized from our acquisition of HI-Bio is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Acquisition-related expenses: Acquisition-related expense, primarily comprised of advisory and legal fees, and other transaction costs, totaled approximately $2.8 million and were recorded within selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2024, included in our 2024 Form 10-K.
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
Subsequent to the acquisition date, our results of operations include the results of operations of HI-Bio. HI-Bio operations had an immaterial impact on our results of operations for the three months ended March 31, 2025. Due to the immateriality of HI-Bio's revenue and expense, additional pro forma information combining the results of operations of Biogen and HI-Bio have not been included.

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
For the three months ended March 31, 2024, we recognized a gain of approximately $6.1 million to reflect the change in fair value associated with the passage of time related to the second deferred payment due to us, which was received in April 2024, and recorded in other (income) expense, net within our condensed consolidated statements of income.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in our 2024 Form 10-K.
Sale of TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we will receive a payment of $51.0 million, which we expect to receive in July 2025, and recognized a de minimis loss within our condensed consolidated statements of income for the three months ended March 31, 2025.

Note 4:	Restructuring
2023 Fit for Growth Restructuring Program
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reductions of approximately 1,400 employees and we expect to incur total restructuring charges ranging from approximately $300.0 million to $310.0 million. As of March 31, 2025, cumulative total restructuring charges incurred in connection with our Fit for Growth program totaled approximately $300.0 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Three Months Ended March 31,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$(3.9)	$(3.9)	$—	$1.4	$1.4
Research and development	—	5.1	5.1	—	4.9	4.9
Restructuring charges	35.3	—	35.3	9.3	—	9.3
Total charges	$35.3	$1.2	$36.5	$9.3	$6.3	$15.6
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
Reata Integration
Following the close of our Reata acquisition in September 2023, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we estimate we will incur total integration charges of approximately $35.0 million related to severance and employment costs. These severance and employment costs were substantially incurred during 2023.
Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended March 31,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.8	$1.8	$—	$1.8	$1.8
Research and development	—	2.3	2.3	—	2.7	2.7
Restructuring charges	(0.2)	—	(0.2)	2.2	—	2.2
Total charges	$(0.2)	$4.1	$3.9	$2.2	$4.5	$6.7
In connection with our acquisition of Reata we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We do not intend to occupy this building and are evaluating opportunities to sublease the property. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2025	2024
Restructuring reserve as of January 1	$31.9	$75.4
Expense	35.3	11.5
Payment	(25.8)	(42.2)
Foreign currency and other adjustments	(1.0)	0.8
Restructuring reserve as of March 31	$40.4	$45.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended March 31,
	2025			2024
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$39.8	$166.3	$206.1	$43.7	$210.6	$254.3
VUMERITY	117.1	21.7	138.8	105.9	21.6	127.5
Total Fumarate	156.9	188.0	344.9	149.6	232.2	381.8
AVONEX	108.6	58.2	166.8	111.2	67.3	178.5
PLEGRIDY	24.1	35.4	59.5	28.6	36.5	65.1
Total Interferon	132.7	93.6	226.3	139.8	103.8	243.6
TYSABRI	200.8	180.7	381.5	213.8	217.5	431.3
FAMPYRA(1)	—	0.3	0.3	—	19.2	19.2
Subtotal: Multiple Sclerosis	490.4	462.6	953.0	503.2	572.7	1,075.9

Rare Disease:
SPINRAZA	154.4	269.5	423.9	148.5	192.8	341.3
SKYCLARYS(2)	69.1	54.8	123.9	73.0	5.0	78.0
QALSODY(3)	7.5	8.0	15.5	4.4	0.2	4.6
Subtotal: Rare Disease	231.0	332.3	563.3	225.9	198.0	423.9

Biosimilars:
BENEPALI	—	111.3	111.3	—	118.7	118.7
IMRALDI	—	47.4	47.4	—	54.8	54.8
FLIXABI	—	13.1	13.1	—	17.8	17.8
BYOOVIZ	4.2	4.7	8.9	3.7	1.9	5.6
TOFIDENCE	0.1	—	0.1	—	—	—
Subtotal: Biosimilars	4.3	176.5	180.8	3.7	193.2	196.9

Other:
ZURZUVAE	27.7	—	27.7	12.4	—	12.4
Other(4)	0.4	1.3	1.7	0.9	1.9	2.8
Subtotal: Other	28.1	1.3	29.4	13.3	1.9	15.2
Total product revenue, net	$753.8	$972.7	$1,726.5	$746.1	$965.8	$1,711.9

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) SKYCLARYS became commercially available in the E.U. during the first quarter of 2024.
(3) QALSODY became commercially available in the E.U. during the second quarter of 2024.
(4) Other includes FUMADERM and ADUHELM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
We recognized revenue from two wholesalers accounting for 25.9% and 14.1% of gross product revenue for the three months ended March 31, 2025, compared to 25.6% and 11.7% of gross product revenue for the three months ended March 31, 2024.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2024	$162.7	$880.8	$48.1	$1,091.6
Current provisions relating to sales in current year	185.7	689.7	5.6	881.0
Adjustments relating to prior years	1.4	(31.4)	3.9	(26.1)
Payments/credits relating to sales in current year	(118.3)	(229.6)	(0.1)	(348.0)
Payments/credits relating to sales in prior years	(64.9)	(359.5)	(3.7)	(428.1)
Balance, March 31, 2025	$166.6	$950.0	$53.8	$1,170.4
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2025	As of December 31, 2024
Reduction of accounts receivable	$205.2	$154.1
Component of accrued expense and other	965.2	937.5
Total revenue-related reserves	$1,170.4	$1,091.6
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2025	2024
Royalty revenue on sales of OCREVUS	$288.8	$302.7
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	83.7	87.1
Other revenue from anti-CD20 therapeutic programs	5.7	4.2
Total revenue from anti-CD20 therapeutic programs	$378.2	$394.0
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
For the three months ended March 31, 2025 and 2024, we recognized approximately $33.0 million and $2.8 million, respectively, of Alzheimer's collaboration revenue within our condensed consolidated statements of income.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Contract manufacturing revenue	$282.3	$152.2
Royalty and other revenue	11.0	29.6
Total contract manufacturing, royalty and other revenue	$293.3	$181.8
Contract Manufacturing Revenue
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
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

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2025	As of December 31, 2024
Raw materials	$306.4	$317.8
Work in process	1,717.0	1,882.8
Finished goods	367.9	353.8
Total inventory	$2,391.3	$2,554.4

Balance Sheet Classification:
Inventory	$2,273.9	$2,460.5
Investments and other assets	117.4	93.9
Total inventory	$2,391.3	$2,554.4
Long-term inventory is included in investments and other assets within our condensed consolidated balance sheets.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold, which we expect will be sold or used by the end of 2028. For the three months ended March 31, 2025 and 2024, amortization from the fair value step-up adjustment was approximately $51.4 million and $44.1 million, respectively. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of March 31, 2025			As of December 31, 2024
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	2-31 years	$14,103.6	$(6,325.9)	$7,777.7	$14,138.4	$(6,254.1)	$7,884.3
In-process research and development	Indefinite until commercialization	1,642.9	—	1,642.9	1,642.9	—	1,642.9
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$15,910.5	$(6,325.9)	$9,584.6	$15,945.3	$(6,254.1)	$9,691.2
Amortization and Impairments
For the three months ended March 31, 2025, amortization and impairment of acquired intangible assets, totaled $111.8 million, compared to $78.3 million in the prior year comparative period. The increase was primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the three months ended March 31, 2025 and 2024, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. Completed technology intangible assets are amortized over their estimated useful lives, which range between 2 to 31 years, with a remaining weighted average useful life of 12 years.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations.
The carrying value associated with our IPR&D assets as of March 31, 2025 and December 31, 2024, primarily relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with an estimated fair value of approximately $1.6 billion.
Priority Review Voucher
In connection with our acquisition of Reata in September 2023 we acquired a rare pediatric disease PRV which may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party. We recorded the PRV based on its estimated fair value of $100.0 million as an intangible asset. The estimated fair value of the PRV was based on external purchase and sale transactions of similar vouchers at the time of acquisition.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of March 31, 2025
2025 (remaining nine months)	$350.0
2026	560.0
2027	600.0
2028	630.0
2029	665.0
2030	700.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2025
Goodwill, December 31, 2024	$6,478.9
Goodwill resulting from HI-Bio acquisition(1)	(5.1)
Other	3.3
Goodwill, March 31, 2025	$6,477.1

(1) Goodwill resulting from HI-Bio acquisition for the three months ended March 31, 2025, relates to HI-Bio measurement period adjustments recognized during the first quarter of 2025 related to certain income tax adjustments. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As of March 31, 2025, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2025
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,109.0	$—	$2,109.0	$—
Marketable equity securities	146.9	146.9	—	—
Other current assets:
Derivative contracts	40.2	—	40.2	—
Other non-current assets:
Plan assets for deferred compensation	47.8	—	47.8	—
Total	$2,343.9	$146.9	$2,197.0	$—
Liabilities:
Other current liabilities:
Derivative contracts	$32.5	$—	$32.5	$—
Contingent consideration obligations	294.3	—	—	294.3
Other non-current liabilities:
Derivative contracts	0.8	—	0.8	—
Contingent consideration obligations	228.1	—	—	228.1
Total	$555.7	$—	$33.3	$522.4

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,664.9	$—	$1,664.9	$—
Marketable equity securities	179.7	179.7	—	—
Other current assets:
Derivative contracts	62.5	—	62.5	—
Other non-current assets:
Plan assets for deferred compensation	42.8	—	42.8	—
Total	$1,949.9	$179.7	$1,770.2	$—
Liabilities:
Other current liabilities:
Derivative contracts	$11.7	$—	$11.7	$—
Contingent consideration obligations	291.2	—	—	291.2
Other non-current liabilities:
Contingent consideration obligations	221.6	—	—	221.6
Total	$524.5	$—	$11.7	$512.8

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
For additional information on our investments in Denali and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.
There have been no material impairments of our assets measured and carried at fair value as of March 31, 2025 and December 31, 2024. In addition, there have been no changes to our valuation techniques as of March 31, 2025 and December 31, 2024.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2024 Form 10-K.
Level 3 Assets and Liabilities Held at Fair Value
The following table presents quantitative information, as of the dates indicated, about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 financial assets and liabilities measured at fair value on a recurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
	As of March 31, 2025
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$522.4	Discounted cash flow	Discount rate	5.8% - 5.9%	5.9%
			Expected timing of achievement of development milestones	2025 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from approximately 70.0% to near certain probability as of March 31, 2025.
There were no transfers of assets or liabilities into or out of Level 3 as of March 31, 2025 and December 31, 2024.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

(In millions)	As of March 31, 2025
Fair value, beginning of period	$512.8
Changes in fair value	9.6
Fair value, end of period	$522.4
Changes in the fair value of our contingent consideration obligations are recorded in (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs. For additional information on the valuation techniques and inputs utilized in the valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2024 Form 10-K.
As of March 31, 2025, approximately $294.3 million of the fair value of the total contingent consideration obligations were classified as short-term and reflected as a component of accrued expense and other within our condensed consolidated balance sheets with the remaining $228.1 million reflected as a component of other long-term liabilities in our condensed consolidated balance sheets.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For the three months ended March 31, 2025, the changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities and the passage of time.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our condensed consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2025		As of December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
4.050% Senior Notes due September 15, 2025	$1,746.1	$1,749.1	$1,741.0	$1,748.6
Current portion of notes payable	1,746.1	1,749.1	1,741.0	1,748.6

Non-current portion:
2.250% Senior Notes due May 1, 2030	1,323.3	1,495.0	1,295.6	1,494.7
5.200% Senior Notes due September 15, 2045	1,008.2	1,101.2	1,008.0	1,101.1
3.150% Senior Notes due May 1, 2050	945.4	1,475.1	943.7	1,475.0
3.250% Senior Notes due February 15, 2051	448.7	477.4	448.9	476.4
Non-current portion of notes payable	3,725.6	4,548.7	3,696.2	4,547.2
Total notes payable	$5,471.7	$6,297.8	$5,437.2	$6,295.8
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of March 31, 2025, compared to December 31, 2024, are primarily related to decreases in U.S. treasury yields, partially offset by increases in credit spreads used to value our Senior Notes since December 31, 2024. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2024 Form 10-K.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of March 31, 2025	As of December 31, 2024
Money market funds	$2,109.0	$1,664.9
Total	$2,109.0	$1,664.9
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable equity securities, classified as available-for-sale:

	As of March 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$668.7	$—	$(521.8)	$146.9
Total marketable equity securities	$668.7	$—	$(521.8)	$146.9

	As of December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$668.7	$—	$(489.0)	$179.7
Total marketable equity securities	$668.7	$—	$(489.0)	$179.7
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
As of March 31, 2025 and December 31, 2024, our strategic investment portfolio was comprised of investments totaling $186.0 million and $226.7 million, respectively, which are included in investments and other assets within our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio for the three months ended March 31, 2025, was primarily due to the decrease in the fair value of our investment in Denali common stock, partially offset by an increase in the fair value of our investment in Sage common stock.
For additional information on our investments in Denali and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.

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
Foreign currency forward contracts and foreign currency options in effect as of March 31, 2025 and December 31, 2024, had durations of 1 to 15 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of March 31, 2025	As of December 31, 2024
Euro	$1,603.6	$1,062.6
British pound	102.5	133.8
Swiss franc	191.6	—
Canadian dollar	30.2	38.6
Total foreign currency forward contracts and options	$1,927.9	$1,235.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of March 31, 2025	As of December 31, 2024
Unrealized gains	$16.6	$50.6
Unrealized (losses)	(30.7)	(0.3)
Net unrealized gains (losses)	$(14.1)	$50.3
We expect the net unrealized losses of approximately $14.1 million to be settled over the next 15 months, of which approximately $13.4 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2025 and December 31, 2024, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2025	2024	Location	2025	2024
Revenue	$10.9	$2.9	Revenue	$0.4	$0.2
Operating expense	0.7	(2.1)	Operating expense	(1.0)	(1.2)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $866.7 million and $738.7 million as of March 31, 2025 and December 31, 2024, respectively. Net gains of $7.7 million and net losses of $24.3 million related to these contracts were recorded as a component of other (income) expense, net for the three months ended March 31, 2025 and 2024, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of March 31, 2025	As of December 31, 2024
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$22.6	$58.4
Liability derivative instruments	Accrued expense and other	28.8	0.3
	Other long-term liabilities	0.8	—

Other Derivative Instruments:
Asset derivative instruments	Other current assets	17.6	4.1
Liability derivative instruments	Accrued expense and other	3.7	11.4

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,742.9 million and $2,670.8 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, depreciation expense totaled approximately $71.4 million and $69.3 million, respectively.

Note 12:	Leases
New Corporate Headquarters Lease
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters. The new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028. The estimated minimum lease payments as a result of the new lease total approximately $1.5 billion over the initial lease term. We have an option to extend the lease for three extension periods of five years each and one six month short-term extension, at then market-based rates. We will account for this lease as a right-of-use asset and lease liability upon the lease commencement date.
For additional information on our accounting policies relating to leases, please read Note 1, Summary of Significant Accounting Policies - Leases, to our consolidated financial statements included in our 2024 Form 10-K.

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
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion being subsequently repaid in full during the second quarter of 2024. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 14:	Equity
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three months ended March 31, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2025.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended March 31, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)
Other comprehensive income (loss) before reclassifications	(47.5)	0.4	19.1	(28.0)
Amounts reclassified from AOCI	(10.3)	—	—	(10.3)
Net current period other comprehensive income (loss)	(57.8)	0.4	19.1	(38.3)
Balance, March 31, 2025	$(6.2)	$(16.2)	$(152.1)	$(174.5)

	For the Three Months Ended March 31, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2023	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	15.4	(0.1)	(21.4)	(6.1)
Amounts reclassified from AOCI	(0.7)	—	—	(0.7)
Net current period other comprehensive income (loss)	14.7	(0.1)	(21.4)	(6.8)
Balance, March 31, 2024	$(10.3)	$(2.7)	$(147.5)	$(160.5)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI		Income Statement Location
	For the Three Months Ended March 31,
	2025	2024
Gains (losses) on cash flow hedges	$10.9	$2.9	Revenue
	0.7	(2.1)	Operating expense
	(0.1)	0.1	Other (income) expense, net
	(1.2)	(0.2)	Income tax (benefit) expense
Total reclassifications, net of tax	$10.3	$0.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Numerator:
Net income attributable to Biogen Inc.	$240.5	$393.4
Denominator:
Weighted average number of common shares outstanding	146.1	145.2
Effect of dilutive securities:
Time-vested restricted stock units	0.5	0.5
Performance stock units settled in stock	—	0.2
Dilutive potential common shares	0.5	0.7
Shares used in calculating diluted earnings per share	146.6	145.9
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Research and development	$32.1	$27.4
Selling, general and administrative	52.0	44.0
Subtotal	84.1	71.4
Capitalized share-based compensation costs	(3.1)	(3.3)
Share-based compensation expense included in total cost and expense	81.0	68.1
Income tax effect	(16.0)	(12.9)
Share-based compensation expense included in net income attributable to Biogen Inc.	$65.0	$55.2
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Time-vested restricted stock units	$66.1	$57.3
Performance stock units settled in stock	13.6	10.5
Employee stock purchase plan	3.5	4.5
Performance stock units settled in cash	—	(2.1)
Stock options	0.9	0.9
Market stock units	—	0.3
Subtotal	84.1	71.4
Capitalized share-based compensation costs	(3.1)	(3.3)
Share-based compensation expense included in total cost and expense	$81.0	$68.1

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

Note 17:	Income Taxes
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2025	2024
Statutory rate	21.0%	21.0%
State taxes	1.9	1.5
Taxes on foreign earnings, including valuation allowances	(9.9)	(3.7)
Tax credits	(1.9)	(2.5)
Purchased inventory valuation step-up and intangible assets	2.7	1.3
GILTI	1.3	(2.7)
Share-based compensation awards	5.5	0.7
Other, including permanent items	2.1	(0.2)
Effective tax rate	22.7%	15.4%
Changes in Tax Rate
For the three months ended March 31, 2025, compared to the same period in 2024, the increase in our effective tax rate was partially driven by the impacts of certain share-based compensation awards that vested during the first quarter of 2025 and the changes in the territorial mix of our profitability. This is partially offset by benefits related to a decrease in our foreign valuation allowance and our estimate of our Pillar Two minimum tax liabilities, both of which are included in our taxes on foreign earnings, including valuation allowance.
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
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $40.0 million in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Interest income	$(23.9)	$(17.4)
Interest expense	60.0	69.2
(Gains) losses on investments, net	35.6	30.6
Foreign exchange (gains) losses, net	(3.8)	9.4
Other, net	0.5	1.9
Total other (income) expense, net	$68.4	$93.7
The (gains) losses on investments, net, as reflected in the table above, relate to equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Net (gains) losses recognized on equity securities	$35.6	$30.6
Less: Net (gains) losses realized on equity securities	(5.4)	4.9
Net unrealized (gains) losses recognized on equity securities	$41.0	$25.7
The net unrealized losses recognized during the three months ended March 31, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $48.5 million, partially offset by an increase in the fair value of Sage common stock of approximately $15.7 million.
The net unrealized losses recognized during the three months ended March 31, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Denali common stock of approximately $27.7 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $1.4 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of March 31, 2025	As of December 31, 2024
Revenue-related reserves for discounts and allowances	$965.2	$937.5
Employee compensation and benefits	192.3	375.8
Collaboration expense	233.1	309.0
Royalties and licensing fees	166.9	190.2
Current portion of contingent consideration obligations	294.3	291.2
Other	678.9	704.0
Total accrued expense and other	$2,530.7	$2,807.7
Other Long-term Liabilities
Other long-term liabilities were $751.7 million and $732.3 million as of March 31, 2025 and December 31, 2024, respectively, and included accrued income taxes totaling $162.1 million and $156.7 million, respectively.

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
LUNSUMIO
We are entitled to a tiered share of co-promotion operating profits and losses in the U.S., as summarized in the table below. In addition, we receive low-single digit royalties on sales of LUNSUMIO outside the U.S.
COLUMVI
Genentech has sole decision-making rights on the commercialization of COLUMVI within the U.S. and we receive tiered royalties in the mid-single digit range on net sales of COLUMVI in the U.S. Under the terms of this agreement, we have no payment obligations. The commercialization of COLUMVI does not impact the percentage of the co-promotion profits we receive for RITUXAN, LUNSUMIO or GAZYVA.

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
Second Threshold Date means the later of (i) the first date in any calendar year in which U.S. gross sales of LUNSUMIO have reached $350.0 million or (ii) January 1 of the calendar year following the calendar year in which the First Threshold Date occurs.
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
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.
Eisai Co., Ltd.
LEQEMBI (lecanemab) Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize LEQEMBI (lecanemab), an anti-amyloid antibody for the treatment of Alzheimer's disease (the LEQEMBI Collaboration).
Eisai serves as the lead of LEQEMBI development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. We and Eisai co-promote LEQEMBI and share profits and losses equally. We currently have a supply agreement with Eisai to manufacture LEQEMBI drug substance and drug product through the end of 2031.
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Outside of the U.S., LEQEMBI is now approved in the E.U. (April 2025), China (January 2024), Japan (September 2023) and other international markets. Additionally, in January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Upon commercialization of LEQEMBI in the U.S., we began recognizing our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, within Alzheimer's collaboration revenue in our condensed consolidated statements of income, as we are not the principal.
Our share of LEQEMBI sales and marketing expense and development expense are recorded within selling, general and administrative expense and research and development expense, respectively, within our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$52.6	$87.3
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	26.3	43.6
Total sales and marketing expense incurred by the LEQEMBI Collaboration	177.7	173.9
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	88.8	86.9
Amounts receivable from Eisai related to the agreements discussed above were approximately $115.5 million and $16.7 million as of March 31, 2025 and December 31, 2024, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $122.6 million and $138.0 million as of March 31, 2025 and December 31, 2024, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Total UCB collaboration development expense	$21.8	$16.6
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	10.9	8.3
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
For the three months ended March 31, 2025 and 2024, we recognized net profit-sharing expense of approximately $10.1 million and $5.0 million, respectively, to reflect Sage's 50.0% share of net collaboration results in the U.S., which are recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Total Sage collaboration development expense	$2.4	$11.6
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	1.2	5.8
Total sales and marketing expense incurred by the Sage collaboration	43.5	27.6
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	21.7	13.8
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize BIIB122, a small molecule inhibitor of LRRK2 for Parkinson's disease (LRRK2 Collaboration).
Under the LRRK2 Collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China we are responsible for commercialization and may pay Denali potential tiered royalties.
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Total Denali collaboration development expense	$12.8	$14.2
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	7.7	8.5
Stoke Therapeutics, Inc.
In February 2025 we entered into a collaboration and license agreement with Stoke to co-develop and commercialize zorevunersen, an investigational ASO that targets the SCN1A gene for the potential treatment of Dravet syndrome, a rare form of genetic epilepsy associated with refractory seizures and neurodevelopmental impairments.
Under the terms of this agreement, Stoke will continue to lead global development and retain exclusive development and commercialization rights for zorevunersen in the U.S., Canada and Mexico and we will have exclusive rights to commercialize zorevunersen in the rest of the world. Both companies will share responsibility for external clinical development costs, where Stoke is responsible for 70.0% of these development costs and we are responsible for the remaining 30.0% of these development costs.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three months ended March 31, 2025. We may also pay Stoke development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Stoke tiered royalties on potential net sales of any products developed under this collaboration in the low double-digit to high teen percentages.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.
A summary of development expense related to the Stoke collaboration agreement is as follows:

(In millions)	For the Three Months Ended March 31, 2025
Total Stoke collaboration development expense	$3.9
Biogen's share of Stoke collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	1.2
Other Research and Discovery Arrangements and Funding Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Royalty Pharma Funding Arrangement
In February 2025 we entered into a funding agreement with Royalty Pharma under which we will receive up to $200.0 million in 2025 and up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. We plan to recognize this funding as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expenses. For the three months ended March 31, 2025, we recorded a $50.0 million reduction to research and development expense within our condensed consolidated statements of income.
If the litifilimab clinical trials are successful for the indications based on the applicable clinical trials, upon regulatory approval in the U.S. or certain major markets in the world, Royalty Pharma will be eligible to receive approval-based fixed milestone payments of up to a total of $250.0 million. The milestone payments due upon approval will be recorded as a component of other (income) expense, net within our condensed consolidated statements of income, when incurred.
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to royalties of a mid-single digits percentage of the applicable net sales. Royalties on net sales will be recorded as cost of sales within our condensed consolidated statements of income.
MorphoSys AG
As part of our acquisition of HI-Bio, we acquired HI-Bio's pre-existing in-license commitments under third-party agreements with MorphoSys, which include tiered royalties on potential future sales of felzartamab and izastobart/HIB210, ranging from high-single digit to mid-teen percentages, as well as potential development, regulatory and commercial milestone payments related to felzartamab and izastobart/HIB210 of up to $130.0 million, $230.0 million and $640.0 million, respectively. This amount includes milestone payments due upon the first patient dosed in a Phase 3 clinical trial of felzartamab in a first and second indication of $35.0 million and $30.0 million, respectively. During the first quarter of 2025 we accrued a milestone payment due to MorphoSys of $35.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR, which was recorded within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income for the three months ended March 31, 2025, and subsequently paid in April 2025.

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
In October 2024 we notified Samsung Bioepis of our decision to terminate our 2019 Development and Commercialization Agreement (the DCA Agreement) solely within the U.S. and Canada. As a result of this termination we recognized impairment charges of approximately $20.2 million, which were recorded within amortization and impairment of acquired intangible assets within our consolidated statements of income for the year ended December 31, 2024, included in our 2024 Form 10-K. Biogen will transfer commercialization rights for BYOOVIZ and OPUVIZ in the U.S. and Canada back to Samsung Bioepis over a period of up to 18 months. During this transition period, we will continue to commercialize BYOOVIZ. The termination does not impact the other markets in the DCA Agreement.
In the fourth quarter of 2024 we made a milestone payment of $15.0 million to Samsung Bioepis related to the approval of OPUVIZ in the E.U., which was recorded within intangible assets, net in our condensed consolidated balance sheets. We may also pay Samsung Bioepis up to approximately $150.0 million in additional sales-based milestones associated with the remaining major markets covered by the agreement.
2013 Commercial Agreement
In December 2013 we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates which includes IMRALDI, an adalimumab biosimilar referencing HUMIRA, FLIXABI, an infliximab biosimilar referencing REMICADE, and BENEPALI, an etanercept biosimilar referencing ENBREL, in Europe.
In July 2024 we exercised an option to extend this agreement by an additional five years, and paid Samsung Bioepis an option exercise fee of $60.0 million, which was recognized in intangible assets, net within our condensed consolidated balance sheets as of December 31, 2024.
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
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three months ended March 31, 2025 and 2024, we recognized net profit-sharing expense of approximately $48.0 million and $60.6 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement with Samsung Bioepis. Under this license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture and commercialize biosimilar products created by Samsung Bioepis using Biogen product-specific technology. In exchange, we receive single-digit royalties on biosimilar products developed and commercialized by Samsung Bioepis. Royalty revenue under the license agreement is recognized as a component of contract manufacturing, royalty and other revenue in our condensed consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $3.9 million and $7.6 million as of March 31, 2025 and December 31, 2024, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were approximately $72.9 million and $60.8 million as of March 31, 2025 and December 31, 2024, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.

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
As of March 31, 2025 and December 31, 2024, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $19.3 million and $23.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
For additional information on our investments in variable interest entities, please read Note 20, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2024 Form 10-K.

Note 21:	Litigation
We are currently involved in various claims, investigations and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2024 Form 10-K.
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
Loss Contingencies
Securities Litigation asserted against Biogen
We and certain current and former officers are defendants in three securities actions pending in the District Court, one filed by Nadia Shash and Amjad Khan in November 2020, which relates to statements about ADUHELM, one filed by the Oklahoma Firefighters Pension and Retirement System in February 2022, which relates to statements about ADUHELM, and one filed by Thomas Allen Gray in June 2024, which relates to statements about LEQEMBI, TECFIDERA and VUMERITY. All allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Derivative Actions
We and members of the Board of Directors are named as defendants in five derivative actions pending in the District Court, one filed by The Booth Family Trust in February 2022, one filed by Elaine Wang in July 2022, one filed by Jonathan Blaufarb (Blaufarb I) in July 2024, one filed by Lawrence Hollin in October 2024 and one filed by Jonathan Blaufarb (Blaufarb II) in October 2024. The Booth, Wang and Blaufarb II actions relate to ADUHELM and other matters, and the Blaufarb I and Hollin actions relate to statements about LEQEMBI, our compliance controls, 2023 earnings guidance and other matters. The actions allege breach of fiduciary duty, waste of corporate assets and other common law claims, and violations of the Securities Exchange Act of 1934, 15 U.S.C. §78a et seq. The actions seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. All derivative actions are stayed.
IMRALDI Patent Litigation
In June 2022 Fresenius Kabi filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen commercializes in Europe, infringes the French counterpart of the EP ‘488 Patent. In March 2024 the Düsseldorf Regional Court dismissed Fresenius Kabi's claim of infringement of the German counterpart of the EP '488 Patent and Fresenius Kabi has appealed to the Higher Regional Court of Düsseldorf and a decision is pending.
Litigation with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a U.K. company. In 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, asserted claims of $200.0 million for alleged breaches of the contract pursuant to which we acquired Convergence. In June 2023 Shareholder Representative Services LLC and 24 former shareholders filed a suit against us in the High Court of Justice of England and Wales asserting one of the 2019 claims and seeking payment of $49.9 million, interest and costs. Trial is scheduled for the second quarter of 2025.
Humana Patient Assistance Litigation
In February 2025 Humana filed suit against Biogen Inc., Biogen U.S. Corp. and Advanced Care Scripts, Inc. in Jefferson Circuit Court in Kentucky alleging damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients. Humana alleges breach of contract, fraud and other claims under various state laws and seeks damages, attorneys' fees and costs.
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California and claims that it is owed royalties of approximately $92.7 million on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, plus interest and costs. Trial is scheduled to begin in the second quarter of 2025.
Lender Litigation
In April 2025, by agreement of the parties, the court discontinued with prejudice the previously disclosed suit filed in 2024 by BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP against us and Reata Pharmaceuticals, Inc. in the Supreme Court of the State of New York alleging breach of a loan agreement with Reata.
Antitrust Litigation
In August 2024 we were sued by Local No. 1 Health Fund and in September 2024 we were sued by the Mayor and City Council of Baltimore, New York State Teamsters Council Health and Hospital Fund, Teamsters Local 237 Welfare Fund and Teamsters Local 237 Retirees' Benefit Fund, in cases filed in the U.S. District Court for the Northern District of Illinois. After the cases were consolidated for pre-trial purposes, UFCW Local 1500 Welfare Fund sued us along with these plaintiffs in a consolidated amended complaint filed in November 2024. The plaintiffs allege violations of federal antitrust laws including 15 U.S.C. §§ 1, 2 and 13(c) and of various state laws, based on contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY. Plaintiffs seek declarations of the actions as class actions, monetary, declaratory and equitable relief, and attorneys' fees and costs.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Other Matters
Government Investigations
In April 2025 the SEC Division of Enforcement informed us that it has closed the matter in which we had received subpoenas seeking information relating to ADUHELM and its launch and our equity plans, and in April 2025 the DOJ informed us that it has closed the matter in which we had received subpoenas seeking information relating to our business operations in several foreign countries.
As previously disclosed, we have received subpoenas from the SEC seeking information relating to our business operations in several foreign countries.
The Italian Competition Authority is investigating Biogen and other companies in relation to our biosimilar product BYOOVIZ.
TYSABRI Biosimilar Patent Matter
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc., other Sandoz entities and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement. Trial is scheduled for the second quarter of 2025.
Hatch-Waxman Act Litigation relating to VUMERITY Orange-Book Listed Patents
In July 2023 Biogen and Alkermes Pharma Ireland Limited filed patent infringement proceedings relating to VUMERITY Orange-Book listed patents (U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733) pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) in the U.S. District Court for the District of Delaware against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited. Trial is scheduled for the third quarter of 2025.
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
Our CEO, as the CODM, manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and deciding how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, our CEO is provided with and uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the segment’s net income. Through this analysis, which includes a comparison to budgeted results, the CODM assesses performance and how to allocate resources across the functions discussed above. The measure of segment assets used in determining how to manage and allocate resources is reported within our condensed consolidated balance sheets as total assets.
The table presented below, which was prepared in accordance with the accounting policies discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2024 Form 10-K, contains additional information on enterprise-wide disclosures about product revenue, other revenue and long-lived assets, as well as our segment’s revenue and profits, including significant segment expense and other segment items. Revenue is primarily attributed to individual countries based on location of the customer or licensee.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Total revenue	$2,431.0	$2,290.5
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	462.2	377.7
Royalty cost of sales	167.1	164.5
Research and development:
Research and discovery	44.3	47.6
Early stage programs	72.4	84.1
Late stage programs	49.4	32.6
Marketed products	89.5	118.1
Other research and development costs(1)	178.5	163.0
Acquired in-process research and development, upfront and milestone expense	200.7	7.5
Selling, general and administrative	572.5	581.5
Other segment expense(2)	353.9	320.5
Net Income attributable to Biogen Inc.	$240.5	$393.4

(1) Other research and development costs primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses and are not allocated to a specific program or stage.
(2) Other segment expense includes: amortization and impairment of acquired intangible assets; collaboration profit sharing/(loss reimbursement); (gain) loss on fair value remeasurement of contingent consideration; restructuring charges; other (income) expense, net; and income tax (benefit) expense.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 8 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our 2024 Form 10-K.
The results of operations of HI-Bio, along with the estimated fair values of the assets acquired and liabilities assumed in the acquisition, have been included in our condensed consolidated financial statements since the closing of the HI-Bio acquisition on July 2, 2024.
EXECUTIVE SUMMARY
INTRODUCTION
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA, co-developed treatments to address a defining pathology of Alzheimer’s disease and launched the first approved treatment to target a genetic cause of ALS. We market the first and only drug approved in the U.S., the E.U. and certain international markets for the treatment of FA in adults and adolescents aged 16 years and older. We are focused on advancing our pipeline in neurology, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs, external collaborations and acquisitions.
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
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA, in certain international markets.
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
BUSINESS ENVIRONMENT
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market. In addition, the commercialization of certain of our own approved products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing products.
Our products and revenue streams continue to face increasing competition in many markets from the introduction of new originator therapies, generics, biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to set prices for certain drugs in Medicare. We expect drug pricing and other health care costs will continue to be subject to political and societal pressures on a global basis. Additionally, our ability to set the price for our products varies significantly from country to country and, as a result, so can the price or reimbursement of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price).
Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue and results of operations, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products and/or could cause a decline or volatility in our stock price.
In addition to the impact of competition, pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally, including the impact of public health epidemics on employees, the global economy and the delivery of healthcare treatments, geopolitical events, tariffs, supply chain disruptions, foreign currency exchange fluctuations, changes in intellectual property legal protections and changes in trade regulations and procedures.
For a detailed discussion on our business environment, please read Item 1. Business, in our 2024 Form 10-K. For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors included in this report.
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline. We are defending the validity of our EP 2 653 873 patent related to TECFIDERA which expires in 2028 in opposition proceedings in the European Patent Office. We are also engaged in litigation in Europe to defend and enforce national counterparts of our EP 2 653 873 patent, with mixed results.
TYSABRI
A biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect that future sales of TYSABRI may be adversely affected by the entrance of this biosimilar.

GOODWILL
We review our goodwill for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. As part of this analysis, we compare the fair value of our one reporting unit to its carrying value through the assessment of qualitative, and, if necessary, quantitative factors. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, we will record an impairment loss equal to the difference. As of our most recent annual impairment analysis, we had no accumulated impairment losses related to goodwill.
An interim goodwill impairment test based on quantitative factors may be required if adverse events indicate an impairment might be present. We monitor changes to our share price between annual impairment tests, and we believe that general deterioration in macroeconomic and industry-specific conditions may not be indicators of a goodwill impairment, as such conditions may not represent a significant adverse change to our underlying operating performance, cash flows, financial condition or liquidity. Should our market capitalization decline below the carrying value of our net assets for a sustained period, we would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists.
For additional information on goodwill, please read Note 7, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
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
GLOBAL SUPPLY CHAIN DISRUPTIONS
Global supply chain disruptions, such as strikes, work stoppages, port congestion, port closures, trade restrictions, capacity constraints and other logistical problems, may affect our ability to do business.
INTERNATIONAL TRADE
Global disputes and interruptions in international relationships, including tariffs, trade protection measures, embargoes, import or export licensing requirements and the imposition of trade sanctions or similar restrictions, may affect our ability to do business and the costs that we incur in providing products to our patients.
For example, the U.S. has imposed a baseline tariff on imports from all countries, subject to certain exceptions. Trade-related tensions between the U.S. and China have led to a series of tariffs and sanctions being imposed by the U.S. on imports from China and retaliatory tariffs imposed by China on U.S. imports.
The U.S. Secretary of Commerce has further initiated an investigation to determine the effects on the national security of imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials and derivative products of those items, under Section 232 of the Trade Expansion Act of 1962.
There is a high degree of uncertainty concerning what future steps countries and economic blocs will take in response to changes in global trade rules and economics.
We have significant manufacturing presence in the U.S. While our portfolio is evolving, approximately three quarters of our 2024 U.S. product revenue comes from products that are primarily manufactured domestically. However, we, and the pharmaceutical industry, do utilize partners and production facilities located outside the U.S. for certain raw materials, ingredients, processes and components for our pharmaceutical products and their delivery devices. Engaging alternative suppliers may involve seeking additional regulatory approvals and incurring additional costs and risks associated with new suppliers. This may be costly in terms of time and resources needed or result in delays.
Key products that are currently manufactured mainly outside the U.S. are TECFIDERA, VUMERITY and LEQEMBI. In 2024 we initiated a technology transfer process to enable us to manufacture LEQEMBI in the U.S.

In addition, although certain starting materials for SKYCLARYS rely on a single supplier based in China, the manufacturing process, including active pharmaceutical ingredients and drug substance, is primarily conducted in the U.S. We are working to mitigate potential exposure from tariffs across our network.
We currently do not expect a material impact in 2025 from potential tariffs as previously announced by the U.S. Administration on April 2, 2025, even if the exemption for pharmaceuticals were to be removed. This is based on the expected timing of any potential tariffs, our manufacturing footprint, and our inventory levels and positioning. However, we will continue to monitor the current and future global tariff landscape as it evolves.
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
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 1.0% of total revenue for the three months ended March 31, 2025 and 2024.
INFLATION REDUCTION ACT OF 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision as of March 31, 2025 and December 31, 2024. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We continue to assess its potential impact on our business and results of operations as further information becomes available.
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
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, the full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, reflects the following:

TOTAL REVENUE
Increased
$140.5 million or 6.1%

DILUTED EARNINGS PER SHARE
Decreased
$1.06 or 39.3%

PRODUCT REVENUE, NET
Increased
$14.6 million or 0.9%

•MS revenue decreased $122.9 million, or 11.4%
•Rare disease revenue increased $139.4 million, or 32.9%
•The decrease in MS product revenue was primarily due to a decrease in global TECFIDERA and Interferon demand due to increased competition, as well as a decrease in global TYSABRI revenue driven by increased competition, including the impacts from a biosimilar entrant of TYSABRI in Europe, and a decrease in pricing in rest of world TYSABRI.
•The increase in rare disease product revenue was primarily due to an increase in rest of world SPINRAZA revenue driven by a one-time VAT refund received during the first quarter of 2025 of approximately $18.1 million and the timing of shipments in rest of world markets, as well as higher revenue from new product launches, including global SKYCLARYS revenue of $123.9 million and global QALSODY revenue of $15.5 million in the first quarter of 2025.

TOTAL COST AND EXPENSE
Increased
$294.1 million or 16.1%

•Cost of sales increased $87.1 million, or 16.1%
•R&D expense decreased $11.3 million, or 2.5%
•Acquired IPR&D, upfront and milestone expense increased $193.2 million
•SG&A expense decreased $9.0 million, or 1.5%
•The increase in cost of sales was primarily due to higher contract manufacturing revenue and approximately $51.4 million in SKYCLARYS amortization costs, partially offset by lower inventory write-offs in the first quarter of 2025.
•The decrease in R&D expense was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was partially offset by $50.0 million in R&D funding received from Royalty Pharma.
•The increase in acquired IPR&D, upfront and milestone expense was primarily due to an upfront payment of $165.0 million to Stoke in connection with the closing of our collaboration and license agreement in March 2025, as well as a $35.0 million milestone accrued during the first quarter of 2025 in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR.
•The decrease in SG&A expense was primarily due to the continued realization of cost-reduction measures in connection with our Fit for Growth program partially offset by an increase in operational spending on sales and marketing activities in support of product launches.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash and cash equivalents totaled approximately $2.6 billion as of March 31, 2025, compared to approximately $2.4 billion as of December 31, 2024.
•We generated approximately $259.3 million of net cash flow from operations for the three months ended March 31, 2025, compared to approximately $553.2 million in the prior year comparative period. This year-over-year reduction was due in part to the upfront payment of $165.0 million to Stoke in connection with the closing of our collaboration and license agreement in March 2025 as well as higher employee-benefit payments.

RECENT DEVELOPMENTS
CORPORATE MATTERS
NEW CORPORATE HEADQUARTERS LEASE
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters. The new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028.
For additional information on our lease agreement, please read Note 12, Leases, to our condensed consolidated financial statements included in this report.
COLLABORATIVE AND OTHER RELATIONSHIPS
STOKE THERAPEUTICS, INC. COLLABORATION
In February 2025 we entered into a collaboration and license agreement with Stoke to co-develop and commercialize zorevunersen, an investigational ASO that targets the SCN1A gene for the potential treatment of Dravet syndrome, a rare form of genetic epilepsy associated with refractory seizures and neurodevelopmental impairments. Zorevunersen is a Phase 3-ready disease modifying asset on track to initiate a global Phase 3 registrational study in the second quarter of 2025. Under the terms of this agreement, Stoke will continue to lead global development and retain exclusive development and commercialization rights for zorevunersen in the U.S., Canada and Mexico and we will have exclusive rights to commercialize zorevunersen in the rest of the world. In connection with the closing of this transaction, we made an upfront payment of $165.0 million to Stoke.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.
For additional information on our collaboration arrangement with Stoke, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
ROYALTY PHARMA FUNDING ARRANGEMENT
In February 2025 we entered into a funding agreement with Royalty Pharma under which we will receive up to $200.0 million in 2025 and up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. We plan to recognize this funding as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expenses. For the three months ended March 31, 2025, we recorded a reduction to research and development expense of $50.0 million.
If the litifilimab clinical trials are successful for the indications based on the applicable clinical trials, upon regulatory approval in the U.S. or certain major markets in the world, Royalty Pharma will be eligible to receive approval-based fixed milestone payments of up to a total of $250.0 million. The milestone payments due upon approval will be recorded as a component of other (income) expense, net within our condensed consolidated statements of income, when incurred.
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to royalties of a mid-single digits percentage of the applicable net sales. Royalties on net sales will be recorded as cost of sales within our condensed consolidated statements of income.
For additional information on our funding arrangement with Royalty Pharma, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

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
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets consisted of the following:
•In April 2025 the EC approved LEQEMBI in the E.U. for the treatment of adult patients with a clinical diagnosis of mild cognitive impairment and mild dementia due to Alzheimer's disease who are apolipoprotein E ε4 non-carriers or heterozygotes with confirmed amyloid pathology.
•In March 2025 we and Eisai announced that the Therapeutic Goods Administration of Australia confirmed the initial decision made in October 2024 to decline the approval of lecanemab as a treatment for early Alzheimer's disease.
OTHER KEY DEVELOPMENTS
felzartamab
In March 2025 we announced the initiation of dosing in the global Phase 3 TRANSCEND study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo in adult kidney transplant recipients diagnosed with late AMR.
In connection with the initiation of this dosing we accrued a $35.0 million milestone payment to MorphoSys.
SPINRAZA (nusinersen)
In January 2025 the FDA accepted the supplemental NDA and the EMA validated the application for a higher dose regimen of nusinersen for SMA. The higher dose regimen of nusinersen comprises a more rapid loading regimen, two 50 mg-doses 14 days apart, and higher maintenance regimen, 28 mg, every four months, compared to the currently approved dose of SPINRAZA.
SKYCLARYS
In April 2025 SKYCLARYS was approved by the Medicines and Healthcare products Regulatory Agency in the U.K. and in Brazil. In March 2025 SKYCLARYS was approved by Health Canada.
QALSODY (tofersen)
In March 2025 Health Canada issued marketing authorization with conditions for QALSODY for the treatment of ALS in adults who have a mutation in the SOD1 gene. The authorization is conditional, pending the results of trials to verify its clinical benefit.
BIIB080
In April 2025 the FDA granted Fast Track designation to BIIB080, an investigational ASO therapy targeting tau for the potential treatment of Alzheimer's disease.
DISCONTINUED PROGRAMS AND STUDIES
SALE OF TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we will receive a payment of $51.0 million, which we expect to receive in July 2025, and recognized a de minimis loss within our condensed consolidated statements of income for the three months ended March 31, 2025.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2025		2024		$ Change	% Change
Product revenue, net:
United States	$753.8	31.0%	$746.1	32.6%	$7.7	1.0%
Rest of world	972.7	40.0	965.8	42.1	6.9	0.7
Total product revenue, net	1,726.5	71.0	1,711.9	74.7	14.6	0.9
Revenue from anti-CD20 therapeutic programs	378.2	15.5	394.0	17.2	(15.8)	(4.0)
Alzheimer's collaboration revenue(1)	33.0	1.4	2.8	0.1	30.2	nm
Contract manufacturing, royalty and other revenue	293.3	12.1	181.8	8.0	111.5	61.3
Total revenue	$2,431.0	100.0%	$2,290.5	100.0%	$140.5	6.1%

nm Not meaningful
(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended March 31,
	2025				2024
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$490.4	$462.6	$953.0	55.2%	$503.2	$572.7	$1,075.9	62.8%	$(122.9)	(11.4)%
Rare Disease	231.0	332.3	563.3	32.6	225.9	198.0	423.9	24.8	139.4	32.9
Biosimilars	4.3	176.5	180.8	10.5	3.7	193.2	196.9	11.5	(16.1)	(8.2)
Other(1)	28.1	1.3	29.4	1.7	13.3	1.9	15.2	0.9	14.2	93.4
Total product revenue, net	$753.8	$972.7	$1,726.5	100.0%	$746.1	$965.8	$1,711.9	100.0%	$14.6	0.9%

nm Not meaningful
(1) Other includes FUMADERM, ADUHELM and ZURZUVAE.

MULTIPLE SCLEROSIS
•Global TYSABRI revenue decreased $49.8 million, from $431.3 million in 2024 to $381.5 million in 2025, or 11.5%, primarily due to increased competition, including the impacts from a biosimilar entrant of TYSABRI in Europe, and a decrease in pricing in rest of world TYSABRI.
•Global TECFIDERA revenue decreased $48.2 million, from $254.3 million in 2024 to $206.1 million in 2025, or 19.0%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants in North America, Latin America and certain E.U. countries.
•Global Interferon revenue decreased $17.3 million, from $243.6 million in 2024 to $226.3 million in 2025, or 7.1%, driven by a decrease in demand as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $11.3 million, from $127.5 million in 2024 to $138.8 million in 2025, or 8.9%, primarily due to an increase in U.S. demand.

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

RARE DISEASE

$563.3
$54.8
$8.0
$269.5
$69.1
$7.5
$154.4
$423.9
$5.0
$0.2
$192.8
$73.0
$4.4
$148.5
(In millions)
Q1 '25
Q1 '24
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of World
QALSODY - Rest of World
SKYCLARYS - Rest of World

•U.S. SPINRAZA revenue increased $5.9 million, from $148.5 million in 2024 to $154.4 million in 2025, or 4.0%, primarily due to favorable net pricing.
•Rest of world SPINRAZA revenue increased $76.7 million, from $192.8 million in 2024 to $269.5 million in 2025, or 39.8%, partially due to a one-time VAT refund received during the first quarter of 2025 of approximately $18.1 million and the timing of shipments in rest of world markets.
•Global SKYCLARYS revenue increased $45.9 million, from $78.0 million in 2024 to $123.9 million in 2025, or 58.8%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe and certain markets in the Middle East. The increase was partially offset by a decrease in U.S. SKYCLARYS revenue, resulting from the unfavorable impact of Medicare discount dynamics, offset in part by an increase in demand.
•Global QALSODY revenue increased $10.9 million, from $4.6 million in 2024 to $15.5 million in 2025, or 237.0%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

Rare disease revenue includes sales from SPINRAZA, QALSODY and SKYCLARYS, which became commercially available in the E.U. during the first quarter of 2024.
In 2025 we expect growth in rare disease revenue as we continue to launch SKYCLARYS in the U.S., Europe and in certain rest of world markets. We anticipate global SPINRAZA revenue to be relatively flat in 2025.

BIOSIMILARS

$196.9
$180.8
$0.1
$47.4
$54.8
$13.1
$17.8
$8.9
$5.6
$111.3
$118.7
(In millions)
Q1 '25
Q1 '24
BENEPALI
BYOOVIZ
FLIXABI
IMRALDI
TOFIDENCE

•For the three months ended March 31, 2025, compared to the same period of 2024, the decrease in biosimilar revenue was primarily due to a decrease in sales volumes related to IMRALDI, the unfavorable impact of foreign currency exchange and a decrease in pricing due to competitive pressures in Europe.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE.
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

	For the Three Months Ended March 31,
(In millions)	2025	2024
Royalty revenue on sales of OCREVUS	$288.8	$302.7
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	83.7	87.1
Other revenue from anti-CD20 therapeutic programs	5.7	4.2
Total revenue from anti-CD20 therapeutic programs	$378.2	$394.0
ROYALTY REVENUE ON SALES OF OCREVUS
For the three months ended March 31, 2025, compared to the same period in 2024, the decrease in royalty revenue on sales of OCREVUS was primarily due to a change in estimate recorded in the first quarter of 2025 related to prior period OCREVUS sales estimates. Global sales growth of OCREVUS was relatively flat as compared to the first quarter of 2024.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three months ended March 31, 2025, compared to the same period in 2024, the decrease in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO was primarily due to a decrease in sales volumes of RITUXAN in the U.S. of 8.9%, resulting from competition from multiple biosimilar products, partially offset by an increase in sales volumes of GAZYVA of 17.2%.
OTHER REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Other revenue from anti-CD20 therapeutic programs consists of our share of pre-tax co-promotion profits from RITUXAN in Canada, royalty revenue on sales of LUNSUMIO outside the U.S. and royalty revenue on net sales of COLUMVI in the U.S.
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
For the three months ended March 31, 2025 and 2024, we recognized approximately $33.0 million and $2.8 million, respectively, of Alzheimer's collaboration revenue within our condensed consolidated statements of income.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Contract manufacturing revenue	$282.3	$152.2
Royalty and other revenue	11.0	29.6
Total contract manufacturing, royalty and other revenue	$293.3	$181.8
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
For the three months ended March 31, 2025, compared to the same period in 2024, the increase in contract manufacturing revenue was primarily driven by the timing of certain batch commitments related to our contract manufacturing business.
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
We expect the IRA's drug pricing controls and Medicare Part D redesign may have an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. We anticipate the IRA Medicare Part D redesign will have a modest net unfavorable impact to our 2025 revenue, ranging from approximately $50.0 million to $100.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a third of which could be associated with SKYCLARYS. The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, the full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Contractual adjustments	$658.3	$665.7
Discounts	187.1	187.6
Returns	9.5	10.6
Total discounts and allowances	$854.9	$863.9
For the three months ended March 31, 2025, reserves for discounts and allowances as a percentage of gross product revenue was 33.1% compared to 33.2% in the prior year comparative period.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.

For the three months ended March 31, 2025, compared to the same period in 2024, the decrease in contractual adjustments was primarily due to lower co-pay assistance and Medicaid rebates in the U.S., partially offset by higher government rebates in rest of world.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three months ended March 31, 2025, compared to the same period in 2024, the decrease in discounts was primarily driven by higher volume discounts in the U.S., partially offset by lower purchase discounts in rest of world.
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
For the three months ended March 31, 2025, compared to the same period in 2024, the decrease in returns was primarily driven by lower returns in the U.S.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$629.3	$542.2	$87.1	16.1%
Research and development	434.1	445.4	(11.3)	(2.5)
Acquired in-process research and development, upfront and milestone expense	200.7	7.5	193.2	nm
Selling, general and administrative	572.5	581.5	(9.0)	(1.5)
Amortization and impairment of acquired intangible assets	111.8	78.3	33.5	42.8
Collaboration profit sharing/(loss reimbursement)	58.1	65.6	(7.5)	(11.4)
(Gain) loss on fair value remeasurement of contingent consideration	9.6	—	9.6	nm
Restructuring charges	35.3	11.5	23.8	207.0
Other (income) expense, net	68.4	93.7	(25.3)	(27.0)
Total cost and expense	$2,119.8	$1,825.7	$294.1	16.1%

nm Not meaningful

COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended March 31,
(In millions)	2025	2024
Product	$462.2	$377.7
Royalty	167.1	164.5
Total cost of sales	$629.3	$542.2
PRODUCT COST OF SALES
For the three months ended March 31, 2025, compared to the same period in 2024, the increase in product cost of sales was primarily due to higher contract manufacturing revenue and approximately $51.4 million in SKYCLARYS amortization costs, partially offset by lower inventory write-offs. Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to lower margins associated with this business.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold, which we expect will be sold or used by the end of 2028. For the three months ended March 31, 2025 and 2024, amortization from the fair value step-up adjustment was approximately $51.4 million and $44.1 million, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.
Write Downs and Other Charges
We had no significant gross idle capacity charges for the three months ended March 31, 2025 and 2024.
ROYALTY COST OF SALES
For the three months ended March 31, 2025, compared to the same period in 2024, the increase in royalty cost of sales was primarily due to higher royalties payable associated with higher sales of SPINRAZA, offset by lower royalties payable associated with lower sales of TYSABRI.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 17.9% and 19.4% for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, compared to the same period in 2024, the decrease in research and development was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was partially offset by $50.0 million in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
Q1 2025 vs. Q1 2024
The decrease in early stage program expense was driven by a decrease in costs associated with:
•advancement of litifilimab for the treatment of CLE into late stage; and
•discontinuation of BIIB121 for the treatment of Angelman syndrome.
The decrease was partially offset by an increase in costs associated with:
•development of felzartamab for IgAN and PMN.
LATE STAGE PROGRAMS
Q1 2025 vs. Q1 2024
The increase in late stage program expense was driven by an increase in costs associated with:
•increased spend on felzartamab for AMR; and
•advancement of litifilimab for the treatment of CLE and increased spend in SLE, partially offset by Royalty Pharma funding.
MARKETED PROGRAMS
Q1 2025 vs. Q1 2024
The decrease in marketed program expense was driven by a decrease in costs associated with:
•decreased spend on LEQEMBI for the treatment of Alzheimer's disease.

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
We expect our core research and development expense to decrease in 2025, while continuing to invest in our pipeline, such as our acquisition of HI-Bio in July 2024. This is primarily due to our portfolio prioritization initiatives and our Fit for Growth program. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT, UPFRONT AND MILESTONE EXPENSE
During the first quarter of 2025 we began presenting acquired in-process research and development, upfront and milestone expense as a separate line item in our condensed consolidated statements of income. Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with collaboration and license agreements such as upfront and milestone payments and, when applicable, premiums on equity securities and asset acquisitions of acquired in-process research and development, and were previously included in research and development expense.
For the three months ended March 31, 2025, compared to the same period in 2024, the increase in acquired in-process research and development, upfront and milestone expense was primarily due to a $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement in February 2025, as well as a $35.0 million milestone payment to MorphoSys accrued during the first quarter of 2025 in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR.
For additional information on our collaboration and license agreement with Stoke and our third-party agreement with MorphoSys, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
SELLING, GENERAL AND ADMINISTRATIVE
For the three months ended March 31, 2025, compared to the same period in 2024, selling, general and administrative expense decreased by approximately 1.5% primarily due to the continued realization of cost-reduction measures in connection with our Fit for Growth program. The decrease was partially offset by an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches.
We expect selling, general and administrative costs to continue to decline in 2025 due to the continued realization of our cost-reduction measures in connection with our Fit for Growth program.

AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to TYSABRI, AVONEX, SPINRAZA, VUMERITY and SKYCLARYS.
For the three months ended March 31, 2025, compared to the same period in 2024, the increase in amortization and impairment of acquired intangible assets was primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI. For the three months ended March 31, 2025 and 2024, we had no impairment charges.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 7, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
COLLABORATION PROFIT SHARING/(LOSS REIMBURSEMENT)
Collaboration profit sharing/(loss reimbursement) includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and collaboration profit sharing/(loss reimbursement) related to Sage's 50.0% share of the profit or loss in the U.S. related to ZURZUVAE for PPD.
For the three months ended March 31, 2025 and 2024, we recognized net profit-sharing expense of approximately $48.0 million and $60.6 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
For the three months ended March 31, 2025 and 2024, we recognized net profit-sharing expense of approximately $10.1 million and $5.0 million, respectively, to reflect Sage's 50.0% share of net collaboration results in the U.S.
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
For the three months ended March 31, 2025, the changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities and the passage of time.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
RESTRUCTURING CHARGES
2023 FIT FOR GROWTH RESTRUCTURING PROGRAM
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reductions of approximately 1,400 employees and we expect to incur total restructuring charges ranging from approximately $300.0 million to $310.0 million.

Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Three Months Ended March 31,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$(3.9)	$(3.9)	$—	$1.4	$1.4
Research and development	—	5.1	5.1	—	4.9	4.9
Restructuring charges	35.3	—	35.3	9.3	—	9.3
Total charges	$35.3	$1.2	$36.5	$9.3	$6.3	$15.6
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
OTHER (INCOME) EXPENSE, NET
For the three months ended March 31, 2025, compared to the same period in 2024, the change in other (income) expense, net primarily reflects lower interest expense due to lower outstanding debt balances during the first quarter of 2025 as well as higher interest income driven by higher cash balances during the first quarter of 2025.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended March 31, 2025, net unrealized losses and realized gains on our holdings in equity securities were approximately $41.0 million and $5.4 million, respectively, compared to net unrealized and realized losses of approximately $25.7 million and $4.9 million, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the three months ended March 31, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $48.5 million, partially offset by an increase in the fair value of Sage common stock of approximately $15.7 million.
•The net unrealized losses recognized during the three months ended March 31, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Denali common stock of approximately $27.7 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $1.4 million.
INCOME TAX PROVISION

	For the Three Months Ended March 31,
(In millions, except percentages)	2025	2024
Income before income tax (benefit) expense	$311.2	$464.8
Income tax (benefit) expense	70.7	71.4
Effective tax rate	22.7%	15.4%
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
For the three months ended March 31, 2025, compared to the same period in 2024, the increase in our effective tax rate was partially driven by the impacts of certain share-based compensation awards that vested during the first quarter of 2025 and the changes in the territorial mix of our profitability. This is partially offset by benefits related to a decrease in our foreign valuation allowance and our estimate of our Pillar Two minimum tax liabilities.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the three months ended March 31, 2025 and 2024, reflects currently enacted legislation and guidance related to the OECD model rules. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of March 31, 2025 and December 31, 2024. On January 20, 2025, the Global Tax Deal Executive Order was issued. At this stage, we do not believe this Executive Order impacts our financial results as of March 31, 2025.
For additional information on our income taxes, please read Note 17, Income Taxes, to our condensed consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2025	As of December 31, 2024	$ Change	% Change
Financial assets:
Cash and cash equivalents	$2,598.3	$2,375.0	$223.3	9.4%
Total cash and cash equivalents	$2,598.3	$2,375.0	$223.3	9.4%
Borrowings:
Current portion notes payable	$1,749.1	$1,748.6	$0.5	—%
Notes payable	4,548.7	4,547.2	1.5	—
Total borrowings	$6,297.8	$6,295.8	$2.0	—%
Working capital:
Current assets	$7,626.0	$7,456.8	$169.2	2.3%
Current liabilities	(5,297.4)	(5,528.8)	231.4	(4.2)
Total working capital	$2,328.6	$1,928.0	$400.6	20.8%
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
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $2.3 billion and $1.9 billion as of March 31, 2025 and December 31, 2024, respectively. The change in working capital reflects an increase in total current assets of approximately $169.2 million and a decrease in total current liabilities of approximately $231.4 million. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$223.3 million increase in cash and cash equivalents;
•$198.1 million increase in accounts receivable, net related to our ongoing operations; and
•$186.6 million decrease in inventory primarily due to timing of production.

CURRENT LIABILITIES
•$277.0 million decrease in accrued expense and other primarily due to the timing of our annual incentive compensation payment and other benefits-related payments.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of March 31, 2025, we had cash and cash equivalents totaling approximately $2.6 billion compared to approximately $2.4 billion as of December 31, 2024. The increase in the balance was primarily due to cash flows from operations, which includes $50.0 million of research and development funding received from Royalty Pharma, partially offset by a $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement and capital expenditures and payments related to the issuance of stock for share-based compensation arrangements.
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
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	March 31, 2025	December 31, 2024
Denali	$97.3	$145.8
Sage	49.6	33.9
Total	$146.9	$179.7
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
CASH FLOW
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2025	2024	% Change
Net cash flow provided by (used in) operating activities	$259.3	$553.2	(53.1)%
Net cash flow provided by (used in) investing activities	(47.3)	(66.0)	(28.3)
Net cash flow provided by (used in) financing activities	(23.0)	(439.6)	(94.8)
OPERATING ACTIVITIES
Operating cash flow is derived by adjusting our net income for:
•non-cash operating items such as depreciation and amortization, impairment charges, unrealized (gain) loss on strategic investments and share-based compensation;
•changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•(gains) losses on the disposal of assets, deferred income taxes, changes in the fair value of contingent payments associated with our acquisitions of businesses and acquired in-process research and development.
For the three months ended March 31, 2025, compared to the same period in 2024, the decrease in net cash flow provided by operating activities was primarily due to lower net income in 2025, which included the $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement, the timing of customer payments and higher employee-benefit payments made during the first quarter of 2025 as compared to the same period in 2024, partially offset by lower inventory levels and $50.0 million of research and development funding received from Royalty Pharma.
INVESTING ACTIVITIES
For the three months ended March 31, 2025, compared to the same period in 2024, the change in net cash flow in investing activities was primarily due to lower payments made related to the acquisition of intangible assets during the first quarter of 2025.
FINANCING ACTIVITIES
For the three months ended March 31, 2025, compared to the same period in 2024, the change in net cash flow in financing activities was primarily due to the repayment of our 2023 Term Loan for $400.0 million during the first quarter of 2024.
For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2051. As of March 31, 2025, our outstanding balance related to long-term debt was $4.5 billion.
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement. On the closing date of the Reata acquisition we drew $1.0 billion from the 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of December 31, 2024, we repaid $350.0 million of the 364--day tranche. The remaining $150.0 million portion of the 364-day tranche was repaid during the first quarter of 2024.
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion being subsequently repaid in full during the second quarter of 2024.
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2025 and December 31, 2024, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our Senior Notes and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2024 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three months ended March 31, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2025.

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
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, long-term debt obligations and defined benefit and other purchase obligations, excluding amounts related to uncertain tax positions, funding commitments, research and development funding arrangements with third parties, contingent development, regulatory and commercial milestone payments and contingent payments, as described below.
In addition, certain of our collaboration and licensing arrangements include royalty payment obligations. For additional information on our royalty payments please read, Note 22, Commitments and Contingencies, to our consolidated financial statements included in our 2024 Form 10-K.
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters. The new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028. The estimated minimum lease payments as a result of the new lease total approximately $1.5 billion over the initial lease term. We have an option to extend the lease for three extension periods of five years each and one six month short-term extension, at then market-based rates. We will account for this lease as a right-of-use asset and lease liability upon the lease commencement date.
Aside from our new lease agreement, there have been no material changes in our contractual obligations, including those related to our other lease agreements, since December 31, 2024.
CONTINGENT CONSIDERATION RELATED TO BUSINESS COMBINATIONS
In connection with our acquisition of HI-Bio in July 2024 we may make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration obligations associated with this acquisition at its fair value on the acquisition date and we revalue this obligation each reporting period. We may pay up to an additional $650.0 million in potential development and regulatory milestone payments. The acquisition-date fair value of these milestones was approximately $485.1 million. We anticipate that we may trigger the first and second milestone payment of approximately $150.0 million each in 2025.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of March 31, 2025, we could trigger potential future milestone payments to third parties of up to approximately $4.3 billion, including approximately $0.5 billion in development milestones, approximately $0.7 billion in regulatory milestones and approximately $3.1 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of March 31, 2025, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $37.9 million in additional milestones in 2025 under our current agreements, excluding opt-in payments. This includes a $30.0 million milestone payable upon the first patient dosed in a Phase 3 clinical trial of felzartamab in a second indication.

OTHER FUNDING COMMITMENTS
As of March 31, 2025, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $43.7 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of March 31, 2025. We have approximately $524.4 million in cancellable future commitments based on existing CRO contracts as of March 31, 2025.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2025, we have approximately $169.8 million of liabilities associated with uncertain tax positions.
As of both March 31, 2025 and December 31, 2024, we have accrued income tax liabilities of approximately $234.0 million under the Transition Toll Tax. The amount accrued as of March 31, 2025, was subsequently paid in April 2025. The Transition Toll Tax was paid in installments over an eight-year period, which started in 2018 and concluded in April 2025, and did not accrue interest.
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
There have been no material changes to our critical accounting estimates since our 2024 Form 10-K. For a discussion of our other critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of March 31, 2025, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2025 and December 31, 2024, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $241.9 million and $191.7 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of March 31, 2025 and December 31, 2024.

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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of March 31, 2025 and December 31, 2024, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $14.7 million and $18.0 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of March 31, 2025, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
LEQEMBI is in the early stages of commercial launch in the U.S. and certain international markets and SKYCLARYS is in the early stages of commercial launch in certain European markets. In addition to risks associated with new product launches and the other factors described in these Risk Factors, Biogen’s and Eisai’s ability to successfully commercialize LEQEMBI and our ability to successfully commercialize SKYCLARYS may be adversely affected due to:
•Eisai’s ability to obtain and maintain adequate reimbursement for LEQEMBI;
•the effectiveness of Eisai's and Biogen’s commercial strategy for marketing LEQEMBI;
•requirements such as participation in a registry and the use of imaging or other diagnostics for LEQEMBI;
•our ability to obtain approval in other markets;
•the approval and/or greater acceptance of other new products for the same or similar indications;
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
Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, as well as additional indications for our existing products. Product development is very expensive and involves a high degree of uncertainty and risk and may not be successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the antisense oligonucleotide platform and gene therapy, presents additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of a subcutaneous formulation of LEQEMBI in the U.S. and any delays or challenges may impact our ability to realize the anticipated benefits from LEQEMBI.
Clinical trial data are subject to differing interpretations and even if we view data as sufficient to support the safety, effectiveness and/or approval of a product candidate, regulatory authorities may disagree and may require additional data, limit the scope of the approval or deny approval altogether. Furthermore, the approval of a product candidate by one regulatory agency does not mean that other regulatory agencies will also approve such product candidate.
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
Even if we could successfully develop new products or additional indications for our existing products, we may make a strategic decision to discontinue development of a product candidate or an additional indication for our existing products if, for example, we believe commercialization will be difficult relative to the standard of care or we prioritize other opportunities in our pipeline.
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
The availability of high quality, fairly valued external product development is limited and the opportunity to acquire or in-license is highly competitive. As such, we are not certain that we will be able to identify suitable candidates for acquisition or in-licensing or if we will be able to reach agreement to make any such acquisition or in-license if suitable candidates are identified.
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
Sales of our products depend, to a significant extent, on the availability and extent of adequate coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations, which are subject to increasing and intense pressure from political, social, competitive and other sources. Our inability to obtain and maintain adequate coverage, or a reduction in pricing or reimbursement, could have an adverse effect on our business, reputation, revenue and results of operations.
Sales of our products depend, to a significant extent, on the availability and extent of adequate coverage, pricing and reimbursement from governmental health administration authorities, private health insurers and other organizations. When a new pharmaceutical product is approved, the availability of government and private reimbursement for that product, diagnosis of the condition it treats and the cost to administer it may be uncertain, as is the pricing and amount for which that product will be reimbursed.
Pricing and reimbursement for our products may be adversely affected by a number of factors, including:
•changes in, and implementation of, federal, state or foreign government regulations or private third-party payors’ reimbursement policies;
•pressure by employers on private health insurance plans to reduce costs;
•consolidation and increasing assertiveness of governmental health administration authorities, private health insurers and other organizations seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value;
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to set prices for certain drugs in Medicare. We expect drug pricing and other health care costs to continue to be subject to political and societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth and result in reductions in revenue. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue. Additionally, in certain jurisdictions governmental health agencies may adjust, retroactively and/or prospectively, reimbursement rates for our products. Reimbursement for our products by governments, including the timing of any reimbursements, may also be affected by budgetary or political constraints, particularly in challenging economic environments. Government agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales or reimbursements of our products.
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
Many third-party payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients' use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs). Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. Further consolidation among insurers, pharmacy benefit managers and other payors would increase the negotiating leverage such entities have over us and other drug manufacturers. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products.
Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue and results of operations, could curtail or eliminate our ability to adequately fund research and development programs and/or could cause a decline or volatility in our stock price.
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
Our results of operations may be adversely affected by current and potential future healthcare reforms including those contained in the IRA.
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
There is substantial public attention on the costs of prescription drugs and we expect drug pricing and other health care costs to continue to be subject to political and societal pressures on a global basis. In addition, there have been (including elements of the IRA), and are expected to continue to be, legislative proposals to address prescription drug pricing. We face uncertainties regarding potential healthcare reforms, governmental policy and prioritization, and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs. For example, we expect the IRA's drug pricing controls and Medicare Part D redesign to have an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement.
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
The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third-Parties. We are dependent, in part, on the efforts of collaboration partners and other third-parties for the development and manufacturing of biosimilars products. These third-parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control and may be affected by events outside of our control. For example, one of our contract manufacturers for IMRALDI and BENEPALI was acquired by a third party in December 2024 which may impact the contract manufacturer's operational, strategic or financial risk. If these third-parties fail to perform successfully, or reduce their third party manufacturing production, our biosimilar product development or commercialization of biosimilar products could be delayed, revenue from biosimilar products could decline and/or we may not realize the anticipated benefits of these arrangements;
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
Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third-parties. Legal proceedings, administrative challenges or other types of proceedings are and may in the future be necessary to determine the validity, scope or non-infringement of certain patent rights claimed by third-parties to be pertinent to the manufacture, use or sale of our products. Legal proceedings may also be necessary to determine the rights, obligations and payments claimed during and after the expiration of intellectual property license agreements we have entered with third parties. Such proceedings are unpredictable and are often protracted and expensive. Negative outcomes of such proceedings could hinder or prevent us from manufacturing and marketing our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. A failure to obtain necessary licenses for an infringed product or technology could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain could reduce our profits from the covered products and services. Any of these circumstances could result in financial, business or reputational harm to us or could cause our stock price to decline or experience periods of volatility.
Risks Related to Development, Clinical Testing and Regulation of Our Products and Product Candidates
Successful preclinical work or early/late stage clinical trials does not ensure success in later stage trials, regulatory approval or commercial viability of a product.
Positive results in preclinical work or early/late stage clinical trials have in the past and may in the future fail to be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early/late stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies, disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities have in the past and may in the future grant marketing approval that is more restricted than anticipated, including limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements, requiring confirmatory trials and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expense, have an adverse effect on our business, financial condition and results of operations and/or cause our stock price to decline or experience periods of volatility.
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
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third-Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third-parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control and may be affected by events outside of our control. Additionally, these third-parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.
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
Furthermore, factors such as geopolitical instability, public health epidemics, natural disasters, adverse weather events, labor or raw material shortages, imposition of tariffs or trade restrictions, power failures, cyber-attacks and other supply chain disruptions could result in difficulties and delays in manufacturing our products, which could have an adverse impact on our results in operations or result in product shortages. We may also have to take inventory write-offs and incur other charges and expense for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation.
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
•changes and the potential imposition of new or changing standards in the FDA and foreign regulatory approval processes, staffing, resources or perspectives that may delay or prevent certain processes, including, but not limited to, the approval of new products, product labels and/or formulations and approvals required for manufacturing facilities and may result in lost market opportunity;
•government shutdowns, reorganizations, reductions in staffing and/or resources or changes in priorities may result in delays to the review and approval process, slowing the time necessary for new drug candidates to be reviewed and/or approved, which may adversely affect our business;
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
•changes in tax laws; and
•the imposition of tariffs, trade protection measures, embargoes, import or export licensing requirements and the imposition of trade sanctions and other similar restrictions.
Our international operations are also subject to regulation under U.S. law. For example, the U.S. federal government has initiated Section 232 investigations including with respect to pharmaceutical imports into the U.S. The result of these Section 232 investigations and any subsequent rulemaking could result in the government taking actions such as trade protection measures, embargoes, import or export licensing requirements, the imposition of trade sanctions or similar restrictions, which could have adverse consequences to our business and operations.
Additionally, the U.S. FCPA prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA's definition of a foreign government official. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, disruption in the supply or availability of our products or suspension of export or import privileges, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results. In addition, while we believe that we have appropriate compliance controls, policies and procedures in place to comply with the FCPA, there is a risk that acts committed by our employees, agents, distributors, collaborators or third-party providers might violate the FCPA and we might be held responsible. If our employees, agents, distributors, collaborators or third-party providers are found to have engaged in such practices, we could suffer severe penalties and may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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
Our quarterly revenue, expense and net income have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expense that we may take. We have recorded, or may in the future be required to record, charges that include:
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
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure, debt refinancing, debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, we may be unable to obtain capital or credit market financing on favorable terms which could significantly increase our financing costs. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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
The enactment of some or all of the recommendations set forth or that may be forthcoming in the OECD’s project on “Base Erosion and Profit Shifting” by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. These initiatives focus on common international principles for the entitlement to taxation of global corporate profits and minimum global tax rates. Many countries have or are in the process of enacting legislation intended to implement the OECD GloBE Model Rules. The impact on the Company will depend on the timing of implementation, the exact nature of each country's GloBE legislation, guidance and regulations (including the Global Tax Deal Executive Order issued on January 20, 2025) thereon and their application by tax authorities either prospectively or retrospectively.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the first quarter of 2025:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 1, 2025 - January 31, 2025	—	$—	—	$2,050.0
February 1, 2025 - February 28, 2025	—	$—	—	$2,050.0
March 1, 2025 - March 31, 2025	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the first quarter of 2025.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three months ended March 31, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2025.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the first quarter of 2025 our officers and directors took the following actions with respect to trading arrangements:

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Purchased or Sold	Expiration Date
Priya Singhal, M.D., EVP, Head of Development	Adopt	2/18/2025	X	—	19,523	2/27/2026
Rachid Izzar, EVP, Global Product Strategy and Commercialization	Adopt	3/12/2025	X	—	2,223	8/18/2025
Stephen Sherwin, Director	Adopt	2/24/2025	X	—	4,379	8/24/2025

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ ROBIN C. KRAMER
Robin C. Kramer
Chief Financial Officer
(principal financial officer)
May 1, 2025