Form 10-Q
period 2025-06-30
BIOGEN INC.
filed 2025-07-31
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 29, 2025, was 146,614,598 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2025

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
•expectations, plans, prospects and the timing of actions relating to product approvals, approvals of additional indications for our existing products, sales, pricing, growth, reimbursement and launch of our marketed and pipeline products all of which is subject to governmental and regulatory oversight, and therefore subject to risks, including but not limited to those related to approvals, unfavorable or delayed reimbursements and coverage determinations, and changes in reimbursement policies or practices of payors and other third parties;
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
•the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, regulatory filing approvals and/or discontinuation, of our products, drug candidates and pipeline programs, including collaborations with third parties including but not limited to Eisai and Sage, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;
•the impacts of disruptions, turnover or changes in strategy, priorities or capabilities at our collaborators resulting from, for example, a change in control, and the related impacts on the commercialization or manufacturing of our shared products;
•the timing, outcome and impact of administrative, regulatory, legal and other proceedings, including those related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability, investigations and other matters;
•our ability to commercialize biosimilars, which is subject to risks such as our reliance on third parties, competitive challenges, regulatory compliance, adequate supply, intellectual property and regulatory challenges and failure to gain market and patient acceptance;
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
•the potential impact of healthcare reform in the U.S., including the IRA (or other legislative acts that may modify or replace the IRA, such as the OBBBA) and the impact of the IRA Medicare Part D redesign, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products, as well as the potential impact of legislative and regulatory changes and priorities;
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
These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item 1A. Risk Factors and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report and elsewhere in this report, that could cause actual results to differ materially from those reflected in such statements. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in our 2024 Form 10-K. Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events and you should not place undue reliance on these statements. Moreover, we operate in a very competitive and rapidly changing environment, new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. Forward-looking statements speak only as of the date of this report and are based on information and estimates available to us at this time. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. You should read this report with the understanding that our actual future results, performance, events and circumstances might be materially different from what we expect.
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

DEFINED TERMS

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2024 ESPP	Biogen Inc. 2024 Employee Stock Purchase Plan
2015 ESPP	Biogen Inc. 2015 Employee Stock Purchase Plan
2023 Term Loan	$1.5 billion term loan credit agreement
2025 Senior Notes	Senior Unsecured Notes Issued in May 2025
AbbVie	AbbVie Inc.
AI	Artificial Intelligence
ALS	Amyotrophic Lateral Sclerosis
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
BLA	Biologics License Application
CCPA	California Consumer Privacy Act
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
E.U.	European Union
FA	Friedreich Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Fit for Growth	Cost saving program initiated in 2023
G7	Group of Seven (comprised of Canada, France, Germany, Italy, Japan, the U.K. and the U.S.)
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IgAN	Immunoglobulin A Nephropathy
IND	Investigational New Drug
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IT	Information Technology

DEFINED TERMS (continued)

IV	Intravenous
LEQEMBI Collaboration Agreement	Amended and Restated Collaboration Agreement entered into by Biogen MA Inc. and Eisai Co., Ltd. on October 22, 2017, as amended on March 13, 2022
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MorphoSys	MorphoSys AG
MS	Multiple Sclerosis
NDA	New Drug Application
Neurimmune	Neurimmune SubOne AG
OBBBA	One Big Beautiful Bill Act
OECD	Organization for Economic Co-operation and Development
ODD	Orphan Drug Designation
Organon	Organon LLC
PDUFA	Prescription Drug User Fee Act
PMN	Primary Membranous Nephropathy
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RNAi	RNA interference
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SOD1	Superoxide Dismutase 1
SWISSMEDIC	Swiss Agency for Therapeutic Products
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Affairs
VAT	Value-added Tax

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$1,878.7	$1,899.6	$3,605.2	$3,611.5
Revenue from anti-CD20 therapeutic programs	467.3	444.5	845.5	838.5
Alzheimer's collaboration revenue	54.9	11.8	87.9	14.6
Contract manufacturing, royalty and other revenue	244.6	109.0	537.9	290.8
Total revenue	2,645.5	2,464.9	5,076.5	4,755.4
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	605.0	546.0	1,234.3	1,088.2
Research and development	399.0	505.4	833.1	950.8
Acquired in-process research and development, upfront and milestone expense	46.6	8.5	247.3	16.0
Selling, general and administrative	583.8	553.8	1,156.3	1,135.3
Amortization and impairment of acquired intangible assets	130.9	86.9	242.7	165.2
Collaboration profit sharing/(loss reimbursement)	75.0	62.4	133.1	128.0
(Gain) loss on fair value remeasurement of contingent consideration	13.2	—	22.8	—
Restructuring charges	(0.7)	6.6	34.6	18.1
Gain on sale of priority review voucher, net	—	(88.6)	—	(88.6)
Other (income) expense, net	48.7	85.2	117.1	178.9
Total cost and expense	1,901.5	1,766.2	4,021.3	3,591.9
Income before income tax (benefit) expense	744.0	698.7	1,055.2	1,163.5
Income tax (benefit) expense	109.2	115.1	179.9	186.5
Net income attributable to Biogen Inc.	$634.8	$583.6	$875.3	$977.0

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.33	$4.01	$5.98	$6.72
Diluted earnings per share attributable to Biogen Inc.	$4.33	$4.00	$5.97	$6.70

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	146.5	145.6	146.3	145.4
Diluted earnings per share attributable to Biogen Inc.	146.7	145.9	146.7	145.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Biogen Inc.	$634.8	$583.6	$875.3	$977.0
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax	(105.8)	20.1	(163.6)	34.8
Unrealized gains (losses) on pension benefit obligation, net of tax	0.6	—	1.0	(0.1)
Currency translation adjustments, net of tax	41.6	(5.6)	60.7	(27.0)
Total other comprehensive income (loss), net of tax	(63.6)	14.5	(101.9)	7.7
Comprehensive income (loss) attributable to Biogen Inc.	$571.2	$598.1	$773.4	$984.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,758.8	$2,375.0
Accounts receivable, net of allowance for doubtful accounts of $2.9 and $2.2, respectively	1,624.2	1,404.8
Due from anti-CD20 therapeutic programs	459.8	464.0
Inventory	2,274.3	2,460.5
Other current assets	850.6	752.5
Total current assets	7,967.7	7,456.8
Property, plant and equipment, net	3,098.8	3,181.3
Operating lease assets	334.5	356.4
Intangible assets, net	9,467.5	9,691.2
Goodwill	6,493.1	6,478.9
Deferred tax asset	330.9	324.2
Investments and other assets	637.7	560.5
Total assets	$28,330.2	$28,049.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$1,748.6
Taxes payable	114.8	548.3
Accounts payable	408.4	424.2
Accrued expense and other	2,660.5	2,807.7
Total current liabilities	3,183.7	5,528.8
Notes payable	6,283.7	4,547.2
Deferred tax liability	118.3	190.5
Long-term operating lease liabilities	310.9	334.5
Other long-term liabilities	799.6	732.3
Total liabilities	10,696.2	11,333.3
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	714.0	569.4
Accumulated other comprehensive income (loss)	(238.1)	(136.2)
Retained earnings	20,135.1	19,259.8
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	17,634.0	16,716.0
Total liabilities and equity	$28,330.2	$28,049.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$875.3	$977.0
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	377.5	306.4
Impairment of intangible assets	3.5	—
Excess and obsolescence charges related to inventory	14.3	44.4
Amortization of acquired inventory step-up	103.9	134.2
Share-based compensation	155.9	143.4
Contingent consideration	22.8	—
Deferred income taxes	(59.1)	(47.1)
(Gain) loss on strategic investments	33.2	61.6
Gain on sale of priority review voucher, net	—	(88.6)
Other	16.0	65.0
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(170.5)	12.3
Due from anti-CD20 therapeutic programs	4.2	(15.1)
Inventory	(27.9)	(188.2)
Accrued expense and other current liabilities	(318.7)	(115.6)
Income tax assets and liabilities	(534.7)	(7.7)
Other changes in operating assets and liabilities, net	(75.5)	(103.0)
Net cash flow provided by (used in) operating activities	420.2	1,179.0
Cash flow from investing activities:
Purchases of property, plant and equipment	(63.7)	(79.4)
Proceeds from sale of equity interest in Samsung Bioepis	—	406.8
Proceeds from sale of priority review voucher	—	103.0
Acquisitions of intangible assets	(10.0)	(84.1)
Proceeds from sales of strategic investments	—	57.5
Other	(30.6)	(3.3)
Net cash flow provided by (used in) investing activities	(104.3)	400.5
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(18.2)	(40.8)
Proceeds from borrowings	1,733.4	—
Repayments of borrowings	(1,750.0)	(650.0)
Other	0.1	6.0
Net cash flow provided by (used in) financing activities	(34.7)	(684.8)
Net increase (decrease) in cash and cash equivalents	281.2	894.7
Effect of exchange rate changes on cash and cash equivalents	102.6	(35.7)
Cash and cash equivalents, beginning of the period	2,375.0	1,049.9
Cash and cash equivalents, end of the period	$2,758.8	$1,908.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended June 30, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2025	—	$—	170.3	$0.1	$629.9	$(174.5)	$19,500.3	(23.8)	$(2,977.1)	$16,978.7
Net income	—	—	—	—	—	—	634.8	—	—	634.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(63.6)	—	—	—	(63.6)
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	6.9	—	—	—	—	6.9
Issuance of common stock under stock award plan	—	—	—	—	(0.8)	—	—	—	—	(0.8)
Compensation related to share-based payments	—	—	—	—	78.1	—	—	—	—	78.1
Other	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Balance, June 30, 2025	—	$—	170.4	$0.1	$714.0	$(238.1)	$20,135.1	(23.8)	$(2,977.1)	$17,634.0

	For the Six Months Ended June 30, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	—	$—	169.5	$0.1	$569.4	$(136.2)	$19,259.8	(23.8)	$(2,977.1)	$16,716.0
Net income	—	—	—	—	—	—	875.3	—	—	875.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(101.9)	—	—	—	(101.9)
Issuance of common stock under stock option and stock purchase plans	—	—	0.3	—	22.1	—	—	—	—	22.1
Issuance of common stock under stock award plan	—	—	0.6	—	(40.3)	—	—	—	—	(40.3)
Compensation related to share-based payments	—	—	—	—	162.2	—	—	—	—	162.2
Other	—	—	—	—	0.6	—	—	—	—	0.6
Balance, June 30, 2025	—	$—	170.4	$0.1	$714.0	$(238.1)	$20,135.1	(23.8)	$(2,977.1)	$17,634.0

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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; and QALSODY for the treatment of ALS.
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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2024 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2024 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases.
During the first quarter of 2025 we began presenting acquired in-process research and development, upfront and milestone expense as a separate line item in our condensed consolidated statements of income. Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with collaboration and license agreements such as upfront and milestone payments and, when applicable, premiums on equity securities and asset acquisitions of acquired in-process research and development, which were previously included in research and development expense. Prior periods have been reclassified to conform to the current period

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
presentation. The reclassification had no impact on our total cost and expense, net income attributable to Biogen Inc., earnings per share or total equity.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have had, or may have, a material impact on our condensed consolidated financial statements or disclosures.

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
We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures, and expect to apply this standard prospectively upon adoption.

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
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to an additional $650.0 million in contingent development and regulatory milestone payments. The $1.15 billion paid includes approximately $74.5 million related to HI-Bio's outstanding, non-vested equity awards, inclusive of employer taxes, of which $56.4 million was recognized as share-based compensation payments to settle non-vested equity awards attributable to the post-acquisition service period and therefore not reflected as a component of total purchase price paid. Of the total $56.4 million, we recognized approximately $42.5 million as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2024, included in our 2024 Form 10-K. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest.
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
Contingent Consideration: We may make certain contingent payments to the former shareholders of HI-Bio upon the achievement of certain development and regulatory milestones. As of the acquisition date, the maximum aggregate amount payable for these potential milestones was $650.0 million. The acquisition-date fair value of these milestones was approximately $485.1 million and was estimated utilizing a probability-adjusted discounted cash flow calculation using an appropriate discount rate dependent on the nature and timing of the milestone payments, which ranged from 6.2% to 7.0%, and probabilities of technological and regulatory success ranging from 67.0% to near-certain probability. Of the total contingent consideration, approximately $279.3 million related to milestones classified as short-term and reflected as a component of accrued expense and other with the remaining $205.8 million reflected as a component of other long-term liabilities within our condensed consolidated balance sheets. The short-term liability related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab in a first and second indication, which would each result in the achievement of a $150.0 million milestone payment. During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was substantially paid in July 2025.

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
Other Contractual Commitments: We acquired HI-Bio's pre-existing in-license commitments under third-party agreements with MorphoSys, which included tiered royalties on potential future sales ranging from high-single digit to mid-teen percentages, as well as potential development, regulatory and commercial milestone payments of up to $130.0 million, $230.0 million and $640.0 million, respectively. At the transaction close date the achievement of these milestones was not considered probable and therefore not recorded in our financial statements.
Purchase Price Allocation
We finalized purchase accounting for this acquisition in the second quarter of 2025.
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date, and reflects measurement period adjustments made to the amounts initially recorded as of the acquisition date on July 2, 2024. The related impact to our condensed consolidated statements of income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date is immaterial.

(In millions)	Amounts Recognized as of Acquisition Date (as adjusted) June 30, 2025
Cash and cash equivalents	$62.5
Intangible assets:
IPR&D - felzartamab (IgAN)	920.0
IPR&D - felzartamab (AMR)	450.0
IPR&D - felzartamab (PMN)	265.0
Other clinical programs	7.9
Prepaid expense and other assets(1)	1.4
Operating lease assets	1.2
Accounts payable	(1.1)
Accrued liabilities	(35.0)
Deferred tax liability(1)	(309.3)
Operating lease liabilities	(1.2)
Total identifiable net assets	1,361.4
Goodwill(1)	261.0
Total assets acquired and liabilities assumed	$1,622.4

(1) Includes measurement period adjustments recorded in 2025 that increased prepaid expense and other assets by $0.4 million, net deferred tax liability by $4.9 million and goodwill by $4.5 million.
Intangible assets: Intangible assets comprised of approximately $1.6 billion of IPR&D related to HI-Bio's lead asset felzartamab. This includes $920.0 million of IPR&D related to felzartamab indication for IgAN, $450.0 million of IPR&D related to felzartamab indication for AMR and $265.0 million of IPR&D related to felzartamab indication for PMN. The estimated fair values of the program related intangible assets were determined using a multi-period excess earnings method, a form of the income approach, utilizing cash flow analyses and a discount rate of 14.5%. These fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $261.0 million, which includes measurement period adjustments, and is not deductible for tax purposes. The goodwill recognized from our acquisition of HI-Bio is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
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
For the three and six months ended June 30, 2024, we recognized gains of approximately $1.4 million and $7.5 million, respectively, to reflect the changes in fair value associated with the passage of time related to the second deferred payment due to us, which was received in April 2024 and recorded in other (income) expense, net within our condensed consolidated statements of income.
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
Sale of TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we received a payment of approximately $51.0 million in July 2025 and recognized a de minimis loss within our condensed consolidated statements of income for the six months ended June 30, 2025.

Note 4:	Restructuring
2023 Fit for Growth Restructuring Program
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reductions of approximately 1,400 employees and we expect to incur total restructuring charges ranging from approximately $300.0 million to $310.0 million. As of June 30, 2025, cumulative total restructuring charges incurred in connection with our Fit for Growth program totaled approximately $300.0 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Three Months Ended June 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$0.7	$0.7	$—	$2.0	$2.0
Research and development	—	1.3	1.3	—	2.2	2.2
Restructuring charges	(1.1)	—	(1.1)	6.3	—	6.3
Total charges	$(1.1)	$2.0	$0.9	$6.3	$4.2	$10.5

	For the Six Months Ended June 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$(3.2)	$(3.2)	$—	$3.4	$3.4
Research and development	—	6.4	6.4	—	7.1	7.1
Restructuring charges	34.2	—	34.2	15.6	—	15.6
Total charges	$34.2	$3.2	$37.4	$15.6	$10.5	$26.1
Other Costs: Includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pre-tax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
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
Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended June 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.8	$1.8	$—	$1.5	$1.5
Research and development	—	4.0	4.0	—	3.3	3.3
Restructuring charges	—	—	—	0.3	—	0.3
Total charges	$—	$5.8	$5.8	$0.3	$4.8	$5.1

	For the Six Months Ended June 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$3.6	$3.6	$—	$3.3	$3.3
Research and development	—	6.3	6.3	—	6.0	6.0
Restructuring charges	(0.2)	—	(0.2)	2.5	—	2.5
Total charges	$(0.2)	$9.9	$9.7	$2.5	$9.3	$11.8

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
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2025	2024
Restructuring reserve as of January 1	$31.9	$75.4
Expense	35.3	11.5
Payment	(25.8)	(42.2)
Foreign currency and other adjustments	(1.0)	0.8
Restructuring reserve as of March 31	40.4	45.5
Expense	(0.7)	6.6
Payment	(9.5)	(11.9)
Foreign currency and other adjustments	(1.0)	—
Restructuring reserve as of June 30	$29.2	$40.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended June 30,
	2025			2024
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$47.2	$146.4	$193.6	$44.1	$208.1	$252.2
VUMERITY	188.0	24.3	212.3	144.2	21.6	165.8
Total Fumarate	235.2	170.7	405.9	188.3	229.7	418.0
AVONEX	121.7	56.0	177.7	117.2	65.6	182.8
PLEGRIDY	28.3	40.7	69.0	28.2	39.9	68.1
Total Interferon	150.0	96.7	246.7	145.4	105.5	250.9
TYSABRI	272.2	182.4	454.6	248.7	213.5	462.2
FAMPYRA(1)	—	—	—	—	18.7	18.7
Subtotal: Multiple Sclerosis	657.4	449.8	1,107.2	582.4	567.4	1,149.8

Rare Disease:
SPINRAZA	149.3	243.4	392.7	157.3	271.8	429.1
SKYCLARYS(2)	78.0	52.3	130.3	75.6	24.4	100.0
QALSODY(3)	7.5	12.5	20.0	4.6	0.4	5.0
Subtotal: Rare Disease	234.8	308.2	543.0	237.5	296.6	534.1

Biosimilars:
BENEPALI	—	112.1	112.1	—	117.3	117.3
IMRALDI	—	46.7	46.7	—	53.2	53.2
FLIXABI	—	14.3	14.3	—	13.1	13.1
BYOOVIZ	2.5	6.1	8.6	10.3	3.4	13.7
TOFIDENCE	—	—	—	0.8	—	0.8
Subtotal: Biosimilars	2.5	179.2	181.7	11.1	187.0	198.1

Other:
ZURZUVAE	46.4	—	46.4	14.9	—	14.9
Other(4)	—	0.4	0.4	0.8	1.9	2.7
Subtotal: Other	46.4	0.4	46.8	15.7	1.9	17.6
Total product revenue, net	$941.1	$937.6	$1,878.7	$846.7	$1,052.9	$1,899.6

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) SKYCLARYS became commercially available in the E.U. during the first quarter of 2024.
(3) QALSODY became commercially available in the E.U. during the second quarter of 2024.
(4) Other includes FUMADERM and ADUHELM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
	2025			2024
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$87.0	$312.7	$399.7	$87.8	$418.7	$506.5
VUMERITY	305.1	46.0	351.1	250.1	43.2	293.3
Total Fumarate	392.1	358.7	750.8	337.9	461.9	799.8
AVONEX	230.3	114.2	344.5	228.4	132.9	361.3
PLEGRIDY	52.4	76.1	128.5	56.8	76.4	133.2
Total Interferon	282.7	190.3	473.0	285.2	209.3	494.5
TYSABRI	473.0	363.1	836.1	462.5	431.0	893.5
FAMPYRA(1)	—	0.3	0.3	—	37.9	37.9
Subtotal: Multiple Sclerosis	1,147.8	912.4	2,060.2	1,085.6	1,140.1	2,225.7

Rare Disease:
SPINRAZA	303.7	512.9	816.6	305.8	464.6	770.4
SKYCLARYS(2)	147.1	107.1	254.2	148.6	29.4	178.0
QALSODY(3)	15.0	20.5	35.5	9.0	0.6	9.6
Subtotal: Rare Disease	465.8	640.5	1,106.3	463.4	494.6	958.0

Biosimilars:
BENEPALI	—	223.4	223.4	—	236.0	236.0
IMRALDI	—	94.1	94.1	—	108.0	108.0
FLIXABI	—	27.4	27.4	—	30.9	30.9
BYOOVIZ	6.7	10.8	17.5	14.0	5.3	19.3
TOFIDENCE	0.1	—	0.1	0.8	—	0.8
Subtotal: Biosimilars	6.8	355.7	362.5	14.8	380.2	395.0

Other:
ZURZUVAE	74.1	—	74.1	27.3	—	27.3
Other(4)	0.4	1.7	2.1	1.7	3.8	5.5
Subtotal: Other	74.5	1.7	76.2	29.0	3.8	32.8
Total product revenue, net	$1,694.9	$1,910.3	$3,605.2	$1,592.8	$2,018.7	$3,611.5

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) SKYCLARYS became commercially available in the E.U. during the first quarter of 2024.
(3) QALSODY became commercially available in the E.U. during the second quarter of 2024.
(4) Other includes FUMADERM and ADUHELM.
We recognized revenue from two wholesalers accounting for 28.2% and 15.8% of gross product revenue for the three months ended June 30, 2025, and 27.1% and 15.0% of gross product revenue for the six months ended June 30, 2025.
We recognized revenue from two wholesalers accounting for 25.4% and 12.3% of gross product revenue for the three months ended June 30, 2024, and 25.5% and 12.0% of gross product revenue for the six months ended June 30, 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2024	$162.7	$880.8	$48.1	$1,091.6
Current provisions relating to sales in current year	394.1	1,402.1	14.9	1,811.1
Adjustments relating to prior years	1.4	(63.7)	3.3	(59.0)
Payments/credits relating to sales in current year	(290.4)	(744.1)	(0.2)	(1,034.7)
Payments/credits relating to sales in prior years	(91.8)	(440.4)	(5.8)	(538.0)
Balance, June 30, 2025	$176.0	$1,034.7	$60.3	$1,271.0
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2025	As of December 31, 2024
Reduction of accounts receivable	$273.6	$154.1
Component of accrued expense and other	997.4	937.5
Total revenue-related reserves	$1,271.0	$1,091.6
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Royalty revenue on sales of OCREVUS	$353.8	$336.3	$642.6	$639.0
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	107.7	103.4	191.4	190.5
Other revenue from anti-CD20 therapeutic programs	5.8	4.8	11.5	9.0
Total revenue from anti-CD20 therapeutic programs	$467.3	$444.5	$845.5	$838.5
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
For the three and six months ended June 30, 2025, we recognized Alzheimer's collaboration revenue of approximately $54.9 million and $87.9 million, respectively, compared to $11.8 million and $14.6 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Contract manufacturing revenue	$225.0	$100.0	$507.3	$252.2
Royalty and other revenue	19.6	9.0	30.6	38.6
Total contract manufacturing, royalty and other revenue	$244.6	$109.0	$537.9	$290.8
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

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2025	As of December 31, 2024
Raw materials	$305.0	$317.8
Work in process	1,641.9	1,882.8
Finished goods	478.0	353.8
Total inventory	$2,424.9	$2,554.4

Balance Sheet Classification:
Inventory	$2,274.3	$2,460.5
Investments and other assets	150.6	93.9
Total inventory	$2,424.9	$2,554.4
Long-term inventory is included in investments and other assets within our condensed consolidated balance sheets.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold or used for clinical purposes. We expect this amount to be fully amortized by the end of 2028. For the three and six months ended June 30, 2025, amortization from the fair value step-up adjustment was approximately $52.5 million and $103.9 million, respectively. For the three and six months ended June 30, 2024, amortization from the fair value step-up adjustment was approximately $90.1 million and $134.2 million, respectively, which includes approximately $46.0 million of inventory used for clinical purposes, which is reflected in research and development expense within our condensed consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of June 30, 2025			As of December 31, 2024
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	2-31 years	$14,087.1	$(6,423.0)	$7,664.1	$14,138.4	$(6,254.1)	$7,884.3
In-process research and development	Indefinite until commercialization	1,639.4	—	1,639.4	1,642.9	—	1,642.9
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$15,890.5	$(6,423.0)	$9,467.5	$15,945.3	$(6,254.1)	$9,691.2
Amortization and Impairments
For the three and six months ended June 30, 2025, amortization and impairment of acquired intangible assets totaled $130.9 million and $242.7 million, respectively, compared to $86.9 million and $165.2 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2025, amortization of acquired intangible assets, excluding impairment charges, totaled $127.4 million and $239.2 million, respectively, compared to $86.9 million and $165.2 million, respectively, in the prior year comparative periods. The increases were primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the three and six months ended June 30, 2025, amortization and impairment of acquired intangible assets reflects the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio. For the three and six months ended June 30, 2024, we had no impairment charges.
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
The carrying value associated with our IPR&D assets as of June 30, 2025 and December 31, 2024, primarily relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with an estimated fair value of approximately $1.6 billion.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2025
2025 (remaining six months)	$240.0
2026	565.0
2027	600.0
2028	630.0
2029	665.0
2030	700.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2025
Goodwill, December 31, 2024	$6,478.9
Goodwill resulting from HI-Bio acquisition(1)	4.5
Other(2)	9.7
Goodwill, June 30, 2025	$6,493.1

(1) Goodwill resulting from the HI-Bio acquisition relates to HI-Bio measurement period adjustments recognized during 2025 related to certain income tax adjustments. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
(2) Other includes adjustments related to foreign currency exchange rate fluctuations.
As of June 30, 2025, we had no impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2025
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,234.9	$—	$2,234.9	$—
Marketable equity securities	157.0	157.0	—	—
Other current assets:
Derivative contracts	31.7	—	31.7	—
Other non-current assets:
Convertible note(1)	30.0	—	—	30.0
Plan assets for deferred compensation	50.1	—	50.1	—
Total	$2,503.7	$157.0	$2,316.7	$30.0
Liabilities:
Other current liabilities:
Derivative contracts	$123.7	$—	$123.7	$—
Contingent consideration obligations	297.2	—	—	297.2
Other non-current liabilities:
Derivative contracts	26.8	—	26.8	—
Contingent consideration obligations	237.7	—	—	237.7
Total	$685.4	$—	$150.5	$534.9

(1) As part of our strategic research arrangement with City Therapeutics we invested in a convertible note, for which we elected the fair value option. For additional information on the arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

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
Our marketable equity securities represent investments in publicly traded equity securities. Our ability to liquidate our investment in Denali may be limited by the size of our interest, the volume of market-related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments.
In June 2025 Sage announced it entered into a definitive agreement for Supernus Pharmaceuticals, Inc. to acquire Sage, with the transaction expected to close in the third quarter of 2025.
As set forth in the amended Schedule 13D we filed with the SEC on July 30, 2025, we have disposed of all of our shares of Sage common stock in a block trade.
For additional information on our investments in Denali and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.
There have been no material impairments of our assets measured and carried at fair value as of June 30, 2025 and December 31, 2024. In addition, there have been no changes to our valuation techniques as of June 30, 2025 and December 31, 2024.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	Quantitative Information about Level 3 Fair Value Measurements
	As of June 30, 2025
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$534.9	Discounted cash flow	Discount rate	5.6% - 5.7%	5.7%
			Expected timing of achievement of development milestones	2025 - 2030	—

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2024
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$512.8	Discounted cash flow	Discount rate	6.2% - 6.3%	6.2%
			Expected timing of achievement of development milestones	2025 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from approximately 70.0% to near certain probability as of June 30, 2025 and December 31, 2024.
There were no transfers of assets or liabilities into or out of Level 3 as of June 30, 2025 and December 31, 2024.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

(In millions)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Fair value, beginning of period	$522.4	$512.8
Changes in fair value	13.2	22.8
Payments	(0.7)	(0.7)
Fair value, end of period	$534.9	$534.9
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
As of June 30, 2025 and December 31, 2024, approximately $297.2 million and $291.2 million, respectively, of the fair value of the total contingent consideration obligations were classified as short-term and reflected as a component of accrued expense and other with the remaining $237.7 million and $221.6 million, respectively, reflected as a component of other long-term liabilities in our condensed consolidated balance sheets.
For the three and six months ended June 30, 2025, changes in the fair value of our contingent consideration obligations were primarily due to the passage of time.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was substantially paid in July 2025.

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
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2025		As of December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
4.050% Senior Notes due September 15, 2025(1)	$—	$—	$1,741.0	$1,748.6
Current portion of notes payable	—	—	1,741.0	1,748.6

Non-current portion:
2.250% Senior Notes due May 1, 2030	1,351.1	1,495.2	1,295.6	1,494.7
5.050% Senior Notes due January 15, 2031(1)	407.1	397.8	—	—
5.750% Senior Notes due May 15, 2035(1)	668.7	645.5	—	—
5.200% Senior Notes due September 15, 2045	1,007.1	1,101.3	1,008.0	1,101.1
3.150% Senior Notes due May 1, 2050	946.0	1,475.3	943.7	1,475.0
3.250% Senior Notes due February 15, 2051	450.4	478.3	448.9	476.4
6.450% Senior Notes due May 15, 2055(1)	721.7	690.3	—	—
Non-current portion of notes payable	5,552.1	6,283.7	3,696.2	4,547.2
Total notes payable	$5,552.1	$6,283.7	$5,437.2	$6,295.8

(1) In May 2025 we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem in full our 4.050% Senior Notes due September 15, 2025, prior to maturity. For additional information, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of June 30, 2025, compared to December 31, 2024, are primarily related to decreases in U.S. treasury yields, partially offset by increases in credit spreads used to value our Senior Notes since December 31, 2024. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2024 Form 10-K.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2025	As of December 31, 2024
Money market funds	$2,234.9	$1,664.9
Total	$2,234.9	$1,664.9
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable equity securities, classified as available-for-sale:

	As of June 30, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$668.7	$—	$(511.7)	$157.0
Total marketable equity securities	$668.7	$—	$(511.7)	$157.0

	As of December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$668.7	$—	$(489.0)	$179.7
Total marketable equity securities	$668.7	$—	$(489.0)	$179.7
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
As of June 30, 2025 and December 31, 2024, our strategic investment portfolio was comprised of investments totaling $224.0 million and $226.7 million, respectively, which are included in investments and other assets within our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio as of June 30, 2025, compared to December 31, 2024, was primarily due to the decrease in the fair value of our investment in Denali common stock, partially offset by an increase in the fair value of our investment in Sage common stock.
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
Foreign currency forward contracts and foreign currency options in effect as of June 30, 2025 and December 31, 2024, had durations of 1 to 24 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2025	As of December 31, 2024
Euro	$2,024.6	$1,062.6
British pound	68.7	133.8
Swiss franc	128.5	—
Canadian dollar	20.4	38.6
Total foreign currency forward contracts and options	$2,242.2	$1,235.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of June 30, 2025	As of December 31, 2024
Unrealized gains	$17.9	$50.6
Unrealized (losses)	(153.1)	(0.3)
Net unrealized gains (losses)	$(135.2)	$50.3
We expect net unrealized losses of approximately $135.2 million to be settled over the next 24 months, of which approximately $111.1 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2025 and December 31, 2024, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2025	2024	Location	2025	2024
Revenue	$(22.9)	$7.6	Revenue	$(0.8)	$0.9
Operating expense	6.6	(4.9)	Operating expense	(0.8)	(0.7)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2025	2024	Location	2025	2024
Revenue	$(12.0)	$10.5	Revenue	$(0.4)	$1.1
Operating expense	7.3	(7.0)	Operating expense	(1.8)	(1.9)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,045.2 million and $738.7 million as of June 30, 2025 and December 31, 2024, respectively. Net gains of $27.7 million and $35.4 million related to these contracts were recorded as a component of other (income) expense, net for the three and six months ended June 30, 2025, respectively, compared to net losses of $5.7 million and $30.0 million, respectively, in the prior year comparative periods.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2025	As of December 31, 2024
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$16.1	$58.4
Liability derivative instruments	Accrued expense and other	118.9	0.3
	Other long-term liabilities	26.8	—

Other Derivative Instruments:
Asset derivative instruments	Other current assets	15.6	4.1
Liability derivative instruments	Accrued expense and other	4.8	11.4

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,808.7 million and $2,670.8 million as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, depreciation expense totaled approximately $66.9 million and $138.3 million, respectively, compared to $71.9 million and $141.2 million, respectively, in the prior year comparative periods.

Note 12:	Leases
New Corporate Headquarters Lease
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters, as well as integrating our research and development and technical operations teams alongside our North American commercial organization. As part of a multi-year real estate consolidation plan that is expected to result in a reduction of approximately 40% in our real estate footprint in Massachusetts, this new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028. The estimated minimum lease payments as a result of the new lease total approximately $1.5 billion over the initial lease term. We have an option to extend the lease for three extension periods of five years each and one six month short-term extension, at then market-based rates. We will account for this lease as a right-of-use asset and lease liability upon the lease commencement date.
For additional information on our accounting policies relating to leases, please read Note 1, Summary of Significant Accounting Policies - Leases, to our consolidated financial statements included in our 2024 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 13:	Indebtedness
2025 Senior Notes
On May 12, 2025, we issued senior unsecured notes for an aggregate principal amount of $1.75 billion, consisting of the following:
•$400.0 million of 5.050% Senior Notes due January 15, 2031, valued at 99.981% of par;
•$650.0 million of 5.750% Senior Notes due May 15, 2035, valued at 99.924% of par; and
•$700.0 million of 6.450% Senior Notes due May 15, 2055, valued at 99.657% of par.
Our 2025 Senior Notes are senior unsecured obligations and may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and, until a specified period before maturity, a specified make-whole amount. Our 2025 Senior Notes contain a change-of-control provision that, under certain circumstances, may require us to purchase our 2025 Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.
We incurred approximately $13.9 million of costs associated with this offering which have been recorded as a reduction to the carrying amount of the debt on our condensed consolidated balance sheet. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The discounts will be amortized as additional interest expense over the period from issuance through maturity using the effective interest rate method.
Interest on our 2031 Senior Notes is payable January 15 and July 15 of each year, commencing January 15, 2026. Interest on our 2035 Senior Notes and 2055 Senior Notes is payable May 15 and November 15 of each year, commencing on November 15, 2025.
4.050% Senior Notes due September 15, 2025
On September 15, 2015, we issued $1.75 billion aggregate principal amount of 4.050% Senior Notes due September 15, 2025, at 99.764% of par. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem our 4.050% Senior Notes due September 15, 2025, prior to their maturity. No gain or loss was recognized upon redemption.
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
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and six months ended June 30, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended June 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, March 31, 2025	$(6.2)	$(16.2)	$(152.1)	$(174.5)
Other comprehensive income (loss) before reclassifications	(120.4)	0.6	41.6	(78.2)
Amounts reclassified from AOCI	14.6	—	—	14.6
Net current period other comprehensive income (loss)	(105.8)	0.6	41.6	(63.6)
Balance, June 30, 2025	$(112.0)	$(15.6)	$(110.5)	$(238.1)

	For the Six Months Ended June 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)
Other comprehensive income (loss) before reclassifications	(167.9)	1.0	60.7	(106.2)
Amounts reclassified from AOCI	4.3	—	—	4.3
Net current period other comprehensive income (loss)	(163.6)	1.0	60.7	(101.9)
Balance, June 30, 2025	$(112.0)	$(15.6)	$(110.5)	$(238.1)

	For the Three Months Ended June 30, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, March 31, 2024	$(10.3)	$(2.7)	$(147.5)	$(160.5)
Other comprehensive income (loss) before reclassifications	22.3	—	(5.6)	16.7
Amounts reclassified from AOCI	(2.2)	—	—	(2.2)
Net current period other comprehensive income (loss)	20.1	—	(5.6)	14.5
Balance, June 30, 2024	$9.8	$(2.7)	$(153.1)	$(146.0)

	For the Six Months Ended June 30, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2023	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	37.7	(0.1)	(27.0)	10.6
Amounts reclassified from AOCI	(2.9)	—	—	(2.9)
Net current period other comprehensive income (loss)	34.8	(0.1)	(27.0)	7.7
Balance, June 30, 2024	$9.8	$(2.7)	$(153.1)	$(146.0)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gains (losses) on cash flow hedges	$(22.9)	$7.6	$(12.0)	$10.5	Revenue
	6.6	(4.9)	7.3	(7.0)	Operating expense
	(0.1)	(0.2)	(0.2)	(0.1)	Other (income) expense, net
	1.8	(0.3)	0.6	(0.5)	Income tax (benefit) expense
Total reclassifications, net of tax	$(14.6)	$2.2	$(4.3)	$2.9

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Numerator:
Net income attributable to Biogen Inc.	$634.8	$583.6	$875.3	$977.0
Denominator:
Weighted average number of common shares outstanding	146.5	145.6	146.3	145.4
Effect of dilutive securities:
Time-vested restricted stock units	0.2	0.2	0.3	0.4
Performance stock units settled in stock	—	0.1	0.1	0.1
Dilutive potential common shares	0.2	0.3	0.4	0.5
Shares used in calculating diluted earnings per share	146.7	145.9	146.7	145.9
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Research and development	$30.1	$27.3	$62.2	$54.7
Selling, general and administrative	48.0	45.6	100.0	89.6
Subtotal	78.1	72.9	162.2	144.3
Capitalized share-based compensation costs	(3.2)	(2.3)	(6.3)	(5.6)
Share-based compensation expense included in total cost and expense	74.9	70.6	155.9	138.7
Income tax effect	(14.9)	(13.4)	(30.9)	(26.3)
Share-based compensation expense included in net income attributable to Biogen Inc.	$60.0	$57.2	$125.0	$112.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Time-vested restricted stock units	$60.6	$58.3	$126.7	$115.6
Performance stock units settled in stock	15.0	11.7	28.6	22.2
Employee stock purchase plan	1.6	1.8	5.1	6.3
Performance stock units settled in cash	—	0.1	—	(2.0)
Stock options	0.9	0.9	1.8	1.8
Market stock units	—	0.1	—	0.4
Subtotal	78.1	72.9	162.2	144.3
Capitalized share-based compensation costs	(3.2)	(2.3)	(6.3)	(5.6)
Share-based compensation expense included in total cost and expense	$74.9	$70.6	$155.9	$138.7

Note 17:	Income Taxes
2025 OBBBA Tax Provisions
On July 4, 2025, the U.S. signed into law the H.R.1 legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14", commonly referred to as the OBBBA.
The OBBBA contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	1.5	1.4	1.7	1.4
Taxes on foreign earnings, including valuation allowances	(7.7)	(6.2)	(8.4)	(5.2)
Tax credits	(1.8)	(1.6)	(1.8)	(2.0)
Purchased inventory valuation step-up and intangible assets	2.1	1.6	2.3	1.5
GILTI	(1.9)	(0.9)	(1.0)	(1.6)
Share-based compensation awards	0.1	—	1.7	0.3
Other, including permanent items	1.4	1.2	1.5	0.6
Effective tax rate	14.7%	16.5%	17.0%	16.0%
Changes in Tax Rate
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the changes in our effective tax rates were partially driven by the favorable deferred tax impacts of decreases in foreign withholding taxes and a foreign valuation allowance in 2025, partially offset by changes in the territorial mix of our profitability.
The six months ended June 30, 2025, compared to the same period in 2024, also reflects the impacts of certain share-based compensation awards that vested during the first quarter of 2025 and a decrease in our estimate of Pillar Two minimum tax liabilities.

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
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $35.0 million in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest income	$(32.3)	$(20.1)	$(56.2)	$(37.5)
Interest expense	72.6	61.3	132.6	130.5
(Gains) losses on investments, net	(5.3)	30.7	30.3	61.3
Foreign exchange (gains) losses, net	10.4	11.3	6.6	20.7
Other, net	3.3	2.0	3.8	3.9
Total other (income) expense, net	$48.7	$85.2	$117.1	$178.9
The (gains) losses on investments, net, as reflected in the table above, relate to equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net (gains) losses recognized on equity securities	$(5.3)	$30.4	$30.3	$61.0
Less: Net (gains) losses realized on equity securities	—	0.6	(5.4)	5.5
Net unrealized (gains) losses recognized on equity securities	$(5.3)	$29.8	$35.7	$55.5
The net unrealized gains recognized during the three months ended June 30, 2025, primarily reflect an increase in the aggregate fair value of our investments in Sage and Denali common stock of approximately $10.1 million.
The net unrealized losses recognized during the three months ended June 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Sangamo common stock of approximately $51.4 million, partially offset by an increase in the fair value of Denali common stock of approximately $27.0 million.
The net unrealized losses recognized during the six months ended June 30, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $45.7 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.

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
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of June 30, 2025	As of December 31, 2024
Revenue-related reserves for discounts and allowances	$997.4	$937.5
Employee compensation and benefits	260.9	375.8
Collaboration expense	179.5	309.0
Royalties and licensing fees	200.3	190.2
Current portion of contingent consideration obligations	297.2	291.2
Derivative liabilities	123.7	11.7
Other	601.5	692.3
Total accrued expense and other	$2,660.5	$2,807.7
Other Long-term Liabilities
Other long-term liabilities were $799.6 million and $732.3 million as of June 30, 2025 and December 31, 2024, respectively, and included accrued income taxes totaling $165.1 million and $156.7 million, respectively.

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
GAZYVA Profit Share
Our current pretax profit-sharing formula for GAZYVA provides for a 35.0% share of operating profits earned each calendar year.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.
Ionis Pharmaceuticals, Inc.
2017 SMA Collaboration Agreement
In December 2017 we entered into a collaboration agreement with Ionis to identify new ASO drug candidates for the potential treatment of SMA. Under this agreement, we have options to license therapies arising out of this collaboration and will be responsible for the development and commercialization of such therapies.
In December 2021 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize salanersen (BIIB115), an investigational ASO in development for SMA.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
We may pay Ionis up to $155.0 million in additional development and regulatory milestone payments related to salanersen, including a $45.0 million milestone payment due upon the initiation of a Phase 3 trial. Upon commercialization, we may also pay Ionis up to $400.0 million in additional performance-based milestone payments and tiered royalties on potential net sales of such therapies ranging from the mid-teens to high-twenties percentages.
For additional information on our collaboration arrangements with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.
Eisai Co., Ltd.
LEQEMBI (lecanemab) Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize LEQEMBI (lecanemab), an anti-amyloid antibody for the treatment of Alzheimer's disease. The FDA granted traditional approval of LEQEMBI in July 2023. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Outside of the U.S., LEQEMBI is now approved in the E.U. (April 2025), China (January 2024), Japan (September 2023) and other international markets. Additionally, in January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. We also share profits and losses equally. We currently have a supply agreement with Eisai to manufacture LEQEMBI drug substance and drug product through the end of 2031.
Subject to the limitations in the LEQEMBI Collaboration Agreement, Eisai has final decision-making authority on all matters relating to the collaboration and serves as the lead of LEQEMBI development and regulatory submissions globally. We co-commercialize and co-promote LEQEMBI with Eisai. Our Collaboration Agreement provides that each commercialization plan shall allocate the responsibilities for the activities under the plan in an equitable fashion taking into account Biogen's and Eisai's respective capabilities and provides a meaningful role for each party.
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
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$54.9	$90.6	$107.5	$177.9
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	27.5	45.4	53.8	89.0
Total sales and marketing expense incurred by the LEQEMBI Collaboration	171.2	137.7	348.9	311.6
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	85.7	68.9	174.5	155.8
Amounts receivable from Eisai related to the agreements discussed above were approximately $143.4 million and $16.7 million as of June 30, 2025 and December 31, 2024, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $97.5 million and $138.0 million as of June 30, 2025 and December 31, 2024, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Total UCB collaboration development expense	$17.8	$16.5	$39.6	$33.1
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	8.9	8.3	19.8	16.6
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize ZURZUVAE (zuranolone) for the treatment of PPD.
Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high-teens to low-twenties percentages. During the fourth quarter of 2023 we accrued a milestone payment due to Sage of $75.0 million upon the first commercial sale of ZURZUVAE for PPD in the U.S., which was recorded within intangible assets, net in our condensed consolidated balance sheets, and subsequently paid in January 2024.
We share 50.0% of the net collaboration results in the U.S. with Sage, which are recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and six months ended June 30, 2025, we recognized net profit-sharing expense of approximately $17.8 million and $27.9 million, respectively, to reflect Sage's 50.0% share of the net collaboration results in the U.S., compared to net profit-sharing expense of approximately $6.5 million and $11.5 million, respectively, in the prior year comparative periods.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Total Sage collaboration development expense	$1.5	$9.6	$3.9	$21.2
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	0.8	4.8	2.0	10.6
Total sales and marketing expense incurred by the Sage collaboration	45.7	26.9	89.2	54.5
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	22.9	13.5	44.6	27.3
In June 2025 Sage announced it entered into a definitive agreement for Supernus Pharmaceuticals, Inc. to acquire Sage, with the transaction expected to close in the third quarter of 2025.
As set forth in the amended Schedule 13D we filed with the SEC on July 30, 2025, we have disposed of all of our shares of Sage common stock in a block trade.
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
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Total Denali collaboration development expense	$12.1	$15.4	$24.9	$29.6
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	7.2	9.3	14.9	17.8
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
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the six months ended June 30, 2025. We may also pay Stoke potential development and commercial milestone payments of up to $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Stoke tiered royalties on potential net sales of any products developed under this collaboration in the low-double digit to high-teen percentages.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.
A summary of development expense related to the Stoke collaboration agreement is as follows:

(In millions)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Total Stoke collaboration development expense	$8.9	$12.8
Biogen's share of Stoke collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	2.6	3.8
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
We may pay Samsung Bioepis up to approximately $150.0 million for achieving additional sales-based milestones associated with the remaining major markets covered by the agreement.
2013 Commercial Agreement
In December 2013 we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates which include IMRALDI, an adalimumab biosimilar referencing HUMIRA, FLIXABI, an infliximab biosimilar referencing REMICADE, and BENEPALI, an etanercept biosimilar referencing ENBREL, in Europe.
In July 2024 we exercised an option to extend this agreement by an additional five years and paid Samsung Bioepis an option exercise fee of $60.0 million, which was recognized in intangible assets, net within our condensed consolidated balance sheets as of December 31, 2024.
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
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and six months ended June 30, 2025, we recognized net profit-sharing expense of approximately $57.2 million and $105.2 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to net profit-sharing expense of approximately $55.9 million and $116.5 million, respectively, in the prior year comparative periods.
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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $5.0 million and $7.6 million as of June 30, 2025 and December 31, 2024, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were zero and $60.8 million as of June 30, 2025 and December 31, 2024, respectively.
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
Royalty Pharma Funding Arrangement
In February 2025 we entered into a funding agreement with Royalty Pharma under which we will receive up to $200.0 million in 2025 and up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. We plan to recognize this funding as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expense. For the three and six months ended June 30, 2025, we recorded reductions to research and development expense of $50.0 million and $100.0 million, respectively, within our condensed consolidated statements of income.

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
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to receive royalties of a mid-single digit percentage of the applicable net sales. Royalties on net sales will be recorded as cost of sales within our condensed consolidated statements of income.
MorphoSys AG
As part of our acquisition of HI-Bio in July 2024, we acquired HI-Bio's pre-existing in-license commitments under third-party agreements with MorphoSys, which included tiered royalties on potential future sales ranging from high-single digit to mid-teen percentages, as well as potential development, regulatory and commercial milestone payments of up to $130.0 million, $230.0 million and $640.0 million, respectively. These amounts included milestone payments due upon the first patient dosed in a Phase 3 clinical trial of felzartamab in a first and second indication of $35.0 million and $30.0 million, respectively.
During the first quarter of 2025 we accrued a milestone payment due to MorphoSys of $35.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR, which was recorded within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income for the six months ended June 30, 2025, and subsequently paid in April 2025.
During the second quarter of 2025 we accrued a milestone payment due to MorphoSys of $30.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN, which was recorded within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income for the three and six months ended June 30, 2025, and subsequently paid in July 2025.
City Therapeutics, Inc.
In May 2025 we entered into a strategic research arrangement with City Therapeutics to develop select novel RNAi therapies. Through this arrangement, City Therapeutics will leverage its next-generation RNAi engineering technologies to develop an RNAi trigger molecule combined with our proprietary drug delivery technology. The collaboration will initially focus on a single target that mediates key central nervous system diseases, utilizing tissue enhanced delivery technologies with the aim of allowing for systemic administration of medicines. We will be responsible for IND-enabling studies and global clinical development along with any regulatory submissions and all activities related to commercialization.
In connection with the closing of this transaction we made an upfront payment of $16.0 million to City Therapeutics, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three and six months ended June 30, 2025, and invested $30.0 million in exchange for a City Therapeutics convertible note, representing a minority equity interest in City Therapeutics, if converted. This convertible note was recorded as a component of investments and other assets within our condensed consolidated balance sheets as of June 30, 2025.
We may also pay City Therapeutics potential research, development and sales-based milestone payments of up to $21.5 million, $360.0 million and $625.0 million, respectively, plus tiered royalties on potential future net sales, ranging from high-single digit to low-double digit percentages.
We also have the option to select one additional target in the collaboration, subject to an additional payment and availability of the target.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
As of June 30, 2025 and December 31, 2024, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $49.3 million and $23.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
IMRALDI Patent Litigation
IMRALDI is an adalimumab biosimilar manufactured by Samsung Bioepis that Biogen commercializes in Europe.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In June 2022 Fresenius Kabi filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging infringement of the French counterpart of EP ‘3 145 488 Patent (the EP '488 Patent) by a formulation of IMRALDI no longer commercialized in France. Fresenius Kabi alleges damages of €13,450,000 plus interest and costs. Biogen disputes infringement and the validity of the patent.
In May 2025 the Higher Regional Court of Düsseldorf held that a formulation of IMRALDI no longer commercialized in Germany infringes the German counterpart of the EP '488 Patent and ordered an injunction against infringement and a declaration of Fresenius Kabi's right to seek damages. Biogen has requested review of the decision by Germany's Federal Court of Justice and has the right to challenge the validity of the patent in a separate proceeding.
Litigation with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a U.K. company. In 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, asserted claims of $200.0 million for alleged breaches of the contract pursuant to which we acquired Convergence. In June 2023 Shareholder Representative Services LLC and 24 former shareholders filed a suit against us in the High Court of Justice of England and Wales asserting one of the 2019 claims and seeking payment of $49.9 million, plus interest and costs. Trial concluded in May 2025 and a final decision is pending.
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
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California and claims that it is owed royalties of approximately $88.3 million on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, plus interest and costs. The parties have agreed to submit the case to the court for decision.
Lender Litigation
In April 2025, by agreement of the parties, the court discontinued with prejudice the previously disclosed suit filed in 2024 by BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP against us and Reata Pharmaceuticals, Inc. in the Supreme Court of the State of New York alleging breach of a loan agreement with Reata.
Antitrust Litigation
In August 2024 we were sued by Local No. 1 Health Fund and in September 2024 we were sued by the Mayor and City Council of Baltimore, New York State Teamsters Council Health and Hospital Fund, Teamsters Local 237 Welfare Fund and Teamsters Local 237 Retirees' Benefit Fund, in cases filed in the U.S. District Court for the Northern District of Illinois. After the cases were consolidated for pre-trial purposes, these plaintiffs and UFCW Local 1500 Welfare Fund sued us in a consolidated amended complaint filed in November 2024. The plaintiffs allege violations of federal antitrust laws including 15 U.S.C. §§ 1, 2 and 13(c) and of various state laws, based on contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY. Plaintiffs seek declarations of the actions as class actions, monetary, declaratory and equitable relief, and attorneys' fees and costs. In June 2025 the court dismissed the case without prejudice and granted the plaintiffs leave to amend the complaint.
Other Matters
Government Investigations
In April 2025 the SEC Division of Enforcement informed us that it has closed the matter in which we had received subpoenas seeking information relating to ADUHELM and its launch and our equity plans, and in April and May 2025 the DOJ and SEC informed us that they closed the matters in which we had received subpoenas seeking information relating to our business operations in several foreign countries.
The Italian Competition Authority is investigating Biogen and other companies in relation to our biosimilar product BYOOVIZ.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
TYSABRI Biosimilar Patent Matter
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc., other Sandoz entities and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement. No trial date is set.
Hatch-Waxman Act Litigation relating to VUMERITY Orange-Book Listed Patents
In July 2023 Biogen and Alkermes Pharma Ireland Limited filed patent infringement proceedings relating to VUMERITY Orange-Book listed patents (U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733) pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) in the U.S. District Court for the District of Delaware against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited. In July 2025 the parties reached a settlement and the court dismissed the case pursuant to the parties' stipulation of dismissal.
Product Liability and Other Legal Proceedings
We are also involved in product liability claims and other legal proceedings incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.
Eisai Matter
In June 2025 we filed a request for arbitration in the International Court of Arbitration of the International Chamber of Commerce seeking adoption of a budget and commercialization plan for the European Territory that allocates commercialization activities to Biogen and Eisai in an equitable fashion taking into account our respective capabilities and provides a meaningful role for each party.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Total revenue	$2,645.5	$2,464.9	$5,076.5	$4,755.4
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	415.0	358.4	877.2	736.1
Royalty cost of sales	190.0	187.6	357.1	352.1
Research and development:
Research and discovery	46.6	45.7	90.9	93.3
Early stage programs	51.9	66.6	124.3	150.7
Late stage programs	44.6	46.7	94.0	79.3
Marketed products	87.7	170.0	177.2	288.1
Other research and development costs(1)	168.2	176.4	346.7	339.4
Acquired in-process research and development, upfront and milestone expense	46.6	8.5	247.3	16.0
Selling, general and administrative	583.8	553.8	1,156.3	1,135.3
Other segment expense(2)	376.3	267.6	730.2	588.1
Net Income attributable to Biogen Inc.	$634.8	$583.6	$875.3	$977.0

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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; and QALSODY for the treatment of ALS.
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
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we regularly review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we expanded our large molecule production capacity and built a large-scale biologics manufacturing facility in Solothurn, Switzerland. Solothurn is operational and has been approved for the manufacture of LEQEMBI. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets. The plant represents a significant increase in our overall manufacturing capacity. Additionally, we continue to invest to modernize, automate and support the capacity requirements for our pipeline and existing products at our existing manufacturing facilities in RTP, North Carolina. If we are unable to fully utilize our manufacturing facilities, we will incur additional excess capacity charges which would have a negative effect on our financial condition and results of operations.
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
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline. We are defending the validity of our EP 2 653 873 patent related to TECFIDERA which expires in 2028 in opposition proceedings in the European Patent Office. We are also engaged in litigation in Europe to defend and enforce national counterparts of our EP 2 653 873 patent, with mixed results as we have been unsuccessful in enjoining generic entry in several significant European markets.
TYSABRI
A biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect that future sales of TYSABRI will continue to be adversely affected by the entrance of this biosimilar in certain international markets.
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
Economic conditions remain uncertain as markets continue to be impacted in part by elevated inflation, higher interest rates, extreme weather events, global supply chain uncertainties and risks associated with geopolitical conflicts. Global supply chain disruptions, such as strikes, work stoppages, port congestion, port closures, trade restrictions, capacity constraints and other logistical problems, may affect our ability to do business.
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
We currently do not expect a material impact in 2025 from potential tariffs as previously announced by the U.S. Administration on April 2, 2025, even if the exemption for pharmaceuticals were to be removed. This is based on the expected timing of any potential tariffs, our manufacturing footprint, and our inventory levels and positioning, although the actual impact of tariffs on our business and financial condition may differ materially from our current expectations. We will continue to monitor the current and future global tariff landscape as it evolves.
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
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 1.0% of total revenue for the three and six months ended June 30, 2025 and 2024. Additionally, revenue generated from sales in the Middle East region represents less than 2.0% of total revenue for the three and six months ended June 30, 2025 and 2024.
INFLATION REDUCTION ACT OF 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2025 and 2024. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We continue to assess its potential impact on our business and results of operations as further information becomes available.
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
We expect the IRA's drug pricing controls and Medicare Part D redesign may have an adverse impact on our full-year sales, particularly for our products that are more substantially reliant on Medicare reimbursement. We anticipate the IRA Medicare Part D redesign will have a modest net unfavorable impact to our 2025 revenue, ranging from approximately $50.0 million to $100.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a third of which could be associated with SKYCLARYS.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA, as discussed below. The full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.

2025 LEGISLATION AND TAX REFORM
On July 4, 2025, the U.S. signed into law the H.R.1 legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14", commonly referred to as the OBBBA.
The OBBBA contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.
Based on our initial assessment of the OBBBA, we do not expect the introduced tax changes to have a material impact on our consolidated financial statements in 2025. However, given the complexity of tax laws, related regulations and interpretations, our current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions.
The OBBBA also enacts significant potential changes to Medicaid funding and rescinds or does not continue elements of the PPACA. The OBBBA implements additional eligibility rules on government health plans, expands administrative procedures around enrollment, modifies how states can obtain federal funding for Medicaid and no longer extends ACA premium subsidies. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028.
At this time, we are unable to determine the overall impact that the OBBBA will have on our business, results of operations and financial condition, or the impact the OBBBA will have on the pharmaceutical industry as a whole because any such impact will depend upon developing interpretations of the OBBBA provisions and implementing regulations, which may be material.

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, reflects the following:

TOTAL REVENUE
Increased
$180.6 million or 7.3%

DILUTED EARNINGS PER SHARE
Increased
$0.33 or 8.3%

PRODUCT REVENUE, NET
Decreased
$20.9 million or 1.1%

•MS revenue decreased $42.6 million, or 3.7%
•Rare disease revenue increased $8.9 million, or 1.7%
•The decrease in MS product revenue was primarily due to a decrease in global TECFIDERA and TYSABRI demand due to increased competition outside the U.S. from generic and biosimilar competition, respectively. These factors were offset in part by an increase in demand for U.S. VUMERITY and favorable U.S. TYSABRI inventory dynamics. MS product revenue in the U.S. also benefited from favorable commercial mix and approximately $45.0 million of favorable changes in estimates resulting in lower discounts and allowances.
•The increase in rare disease product revenue was primarily due to our new product launches, including global SKYCLARYS revenue of $130.3 million and global QALSODY revenue of $20.0 million in the second quarter of 2025.

TOTAL COST AND EXPENSE
Increased
$135.3 million or 7.7%

•Cost of sales increased $59.0 million, or 10.8%
•R&D expense decreased $106.4 million, or 21.1%
•Acquired IPR&D, upfront and milestone expense increased $38.1 million
•SG&A expense increased $30.0 million, or 5.4%
•The increase in cost of sales was primarily due to higher contract manufacturing revenue and higher SKYCLARYS amortization costs, partially offset by lower inventory write-offs in the second quarter of 2025.
•The decrease in R&D expense was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was offset by $50.0 million in R&D funding received from Royalty Pharma.
•The increase in acquired IPR&D, upfront and milestone expense was primarily due to an upfront payment of $16.0 million to City Therapeutics in connection with the closing of our strategic research arrangement, as well as a $30.0 million milestone accrued during the second quarter of 2025 in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN.
•The increase in SG&A expense was primarily due to an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash and cash equivalents totaled approximately $2.8 billion as of June 30, 2025, compared to approximately $2.4 billion as of December 31, 2024.
•We generated approximately $420.2 million of net cash flow from operations for the six months ended June 30, 2025, compared to approximately $1,179.0 million in the prior year comparative period.
•This year-over-year reduction was due in part to higher worldwide tax payments in 2025, compared to 2024, of approximately $774.7 million due to the timing of estimated payments.
•In May 2025 we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity.

RECENT DEVELOPMENTS
CORPORATE MATTERS
2025 SENIOR NOTES
On May 12, 2025, we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity.
For additional information relating to our 2025 Senior Notes, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
NEW CORPORATE HEADQUARTERS LEASE
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters, as well as integrating our research and development and technical operations teams alongside our North American commercial organization. As part of a multi-year real estate consolidation plan that is expected to result in a reduction of approximately 40% in our real estate footprint in Massachusetts, this new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028.
For additional information on our lease agreement, please read Note 12, Leases, to our condensed consolidated financial statements included in this report.
COLLABORATIVE AND OTHER RELATIONSHIPS
CITY THERAPEUTICS, INC. COLLABORATION
In May 2025 we entered into a strategic research arrangement with City Therapeutics to develop select novel RNAi therapies. Through this arrangement, City Therapeutics will leverage its next-generation RNAi engineering technologies to develop an RNAi trigger molecule combined with our proprietary drug delivery technology. The collaboration will initially focus on a single target that mediates key central nervous system diseases, utilizing tissue enhanced delivery technologies with the aim of allowing for systemic administration of medicines. We will be responsible for IND-enabling studies and global clinical development along with any regulatory submissions and all activities related to commercialization.
In connection with the closing of this transaction we made an upfront payment of $16.0 million to City Therapeutics, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three and six months ended June 30, 2025, and invested $30.0 million in exchange for a City Therapeutics convertible note, representing a minority equity interest in City Therapeutics, if converted. This convertible note was recorded as a component of investments and other assets within our condensed consolidated balance sheets as of June 30, 2025.
For additional information on our strategic research arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
STOKE THERAPEUTICS, INC. COLLABORATION
In February 2025 we entered into a collaboration and license agreement with Stoke to co-develop and commercialize zorevunersen, an investigational ASO that targets the SCN1A gene for the potential treatment of Dravet syndrome, a rare form of genetic epilepsy associated with refractory seizures and neurodevelopmental impairments. Zorevunersen is a Phase 3-ready disease modifying asset on track to start dosing in a global Phase 3 registrational study in the third quarter of 2025. Under the terms of this agreement, Stoke will continue to lead global development and retain exclusive development and commercialization rights for zorevunersen in the U.S., Canada and Mexico and we will have exclusive rights to commercialize zorevunersen in the rest of the world.
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the six months ended June 30, 2025.

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
ROYALTY PHARMA FUNDING ARRANGEMENT
In February 2025 we entered into a funding agreement with Royalty Pharma under which we will receive up to $200.0 million in 2025 and up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. We plan to recognize this funding as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expense. For the three and six months ended June 30, 2025, we recorded reductions to research and development expense of $50.0 million and $100.0 million, respectively, within our condensed consolidated statements of income.
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
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to receive royalties of a mid-single digit percentage of the applicable net sales. Royalties on net sales will be recorded as cost of sales within our condensed consolidated statements of income.
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
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets consisted of the following:
•In June 2025 we filed a request for arbitration in the International Court of Arbitration of the International Chamber of Commerce seeking adoption of a budget and commercialization plan for the European Territory that allocates commercialization activities to Biogen and Eisai in an equitable fashion taking into account our respective capabilities and provides a meaningful role for each party.
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
ZURZUVAE (zuranolone)
In July 2025 the CHMP of the EMA adopted a positive opinion recommending the marketing authorization for zuranolone for the treatment of PPD.

OTHER KEY DEVELOPMENTS
FELZARTAMAB
In June 2025 we announced the initiation of dosing in the global Phase 3 PREVAIL study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo on proteinuria and preservation of kidney function in adults diagnosed with IgAN. In connection with the initiation of this dosing we accrued a $30.0 million milestone payment to MorphoSys, which was subsequently paid in July 2025. Additionally, in June 2025 we announced the initiation of dosing in the global Phase 3 PROMINENT study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to tacrolimus in adults diagnosed with PMN.
In March 2025 we announced the initiation of dosing in the global Phase 3 TRANSCEND study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo in adult kidney transplant recipients diagnosed with late AMR. In connection with the initiation of this dosing we paid a $35.0 million milestone payment to MorphoSys in April 2025.
SPINRAZA (nusinersen)
In January 2025 the FDA accepted the supplemental NDA and the EMA validated the application for a higher dose regimen of nusinersen for SMA. The higher dose regimen of nusinersen comprises a more rapid loading regimen, two 50 mg-doses 14 days apart, and higher maintenance regimen, 28 mg, every four months, compared to the currently approved dose of SPINRAZA.
SALANERSEN (BIIB115)
In June 2025 we announced positive topline results from the Phase 1b study of salanersen, an ASO being developed for the treatment of SMA. Interim Phase 1b data shows children with SMA previously treated with gene therapy experienced a substantial slowing of neurodegeneration and clinically meaningful improvements in motor function following initiation of salanersen. We are currently engaging with regulators to advance salanersen to a Phase 3 registrational study.
SKYCLARYS (omaveloxolone)
In June 2025 we announced the initiation of dosing in the global Phase 3 BRAVE study. This study will evaluate the efficacy and safety of omaveloxolone in children with FA between the ages of two and sixteen years old.
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
DISCONTINUED PROGRAMS AND STUDIES
SALE OF TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we received a payment of approximately $51.0 million in July 2025 and recognized a de minimis loss within our condensed consolidated statements of income for the six months ended June 30, 2025.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report. Revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2025		2024		$ Change	% Change
Product revenue, net:
United States	$941.1	35.6%	$846.7	34.4%	$94.4	11.1%
Rest of world	937.6	35.4	1,052.9	42.7	(115.3)	(11.0)
Total product revenue, net	1,878.7	71.0	1,899.6	77.1	(20.9)	(1.1)
Revenue from anti-CD20 therapeutic programs	467.3	17.7	444.5	18.0	22.8	5.1
Alzheimer's collaboration revenue(1)	54.9	2.1	11.8	0.5	43.1	365.3
Contract manufacturing, royalty and other revenue	244.6	9.2	109.0	4.4	135.6	124.4
Total revenue	$2,645.5	100.0%	$2,464.9	100.0%	$180.6	7.3%

	For the Six Months Ended June 30,
(In millions, except percentages)	2025		2024		$ Change	% Change
Product revenue, net:
United States	$1,694.9	33.4%	$1,592.8	33.5%	$102.1	6.4%
Rest of world	1,910.3	37.6	2,018.7	42.5	(108.4)	(5.4)
Total product revenue, net	3,605.2	71.0	3,611.5	76.0	(6.3)	(0.2)
Revenue from anti-CD20 therapeutic programs	845.5	16.7	838.5	17.6	7.0	0.8
Alzheimer's collaboration revenue(1)	87.9	1.7	14.6	0.3	73.3	502.1
Contract manufacturing, royalty and other revenue	537.9	10.6	290.8	6.1	247.1	85.0
Total revenue	$5,076.5	100.0%	$4,755.4	100.0%	$321.1	6.8%

(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended June 30,
	2025				2024
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$657.4	$449.8	$1,107.2	58.9%	$582.4	$567.4	$1,149.8	60.5%	$(42.6)	(3.7)%
Rare Disease	234.8	308.2	543.0	28.9	237.5	296.6	534.1	28.1	8.9	1.7
Biosimilars	2.5	179.2	181.7	9.7	11.1	187.0	198.1	10.5	(16.4)	(8.3)
Other(1)	46.4	0.4	46.8	2.5	15.7	1.9	17.6	0.9	29.2	165.9
Total product revenue, net	$941.1	$937.6	$1,878.7	100.0%	$846.7	$1,052.9	$1,899.6	100.0%	$(20.9)	(1.1)%

	For the Six Months Ended June 30,
	2025				2024
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,147.8	$912.4	$2,060.2	57.1%	$1,085.6	$1,140.1	$2,225.7	61.6%	$(165.5)	(7.4)%
Rare Disease	465.8	640.5	1,106.3	30.7	463.4	494.6	958.0	26.5	148.3	15.5
Biosimilars	6.8	355.7	362.5	10.1	14.8	380.2	395.0	11.0	(32.5)	(8.2)
Other(1)	74.5	1.7	76.2	2.1	29.0	3.8	32.8	0.9	43.4	132.3
Total product revenue, net	$1,694.9	$1,910.3	$3,605.2	100.0%	$1,592.8	$2,018.7	$3,611.5	100.0%	$(6.3)	(0.2)%

(1) Other includes ZURZUVAE, FUMADERM and ADUHELM.

MULTIPLE SCLEROSIS
•Global TYSABRI revenue decreased $7.6 million, from $462.2 million in 2024 to $454.6 million in 2025, or 1.6%, primarily due to increased competition, including the impacts from a biosimilar entrant of TYSABRI in Europe. The decrease was partially offset by an increase in U.S. TYSABRI driven by a favorable change in estimate of approximately $12.0 million related to rebates and discounts and favorable inventory dynamics.
•Global TECFIDERA revenue decreased $58.6 million, from $252.2 million in 2024 to $193.6 million in 2025, or 23.2%, driven by a decrease in demand resulting from multiple TECFIDERA generic entrants.
•Global Interferon revenue decreased $4.2 million, from $250.9 million in 2024 to $246.7 million in 2025, or 1.7%, as patients continue to transition to higher efficacy therapies. This decline is partially offset by favorable inventory dynamics in the U.S.
•Global VUMERITY revenue increased $46.5 million, from $165.8 million in 2024 to $212.3 million in 2025, or 28.0%, primarily due to favorable commercial mix and a favorable change in estimate of approximately $22.0 million related to rebates and discounts, partially offset by charges related to the IRA.

•Global TYSABRI revenue decreased $57.4 million, from $893.5 million in 2024 to $836.1 million in 2025, or 6.4%, primarily due to a decrease in demand and pricing in rest of world TYSABRI, offset in part by favorable net pricing in the U.S.
•Global TECFIDERA revenue decreased $106.8 million, from $506.5 million in 2024 to $399.7 million in 2025, or 21.1%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants.
•Global Interferon revenue decreased $21.5 million, from $494.5 million in 2024 to $473.0 million in 2025, or 4.3%, driven by a decrease in demand as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $57.8 million, from $293.3 million in 2024 to $351.1 million in 2025, or 19.7%, primarily due to favorable commercial mix and a favorable change in estimate during the second quarter of 2025 of approximately $22.0 million related to rebates and discounts, partially offset by charges related to the IRA.

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
We expect TECFIDERA revenue will be adversely impacted by accelerating generic competition in certain markets in the E.U. for at least the remainder of the year.
Additionally, a biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect that future sales of TYSABRI will continue to be adversely affected by the entrance of this biosimilar in certain international markets.

RARE DISEASE

For the Three Months Ended
June 30, 2025 and 2024
(In millions)
$543.0
$52.3
$12.5
$243.4
$78.0
$7.5
$149.3
$534.1
$24.4
$0.4
$271.8
$75.6
$4.6
$157.3
Q2 '25
Q2 '24
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of World
QALSODY - Rest of World
SKYCLARYS - Rest of World

•U.S. SPINRAZA revenue decreased $8.0 million, from $157.3 million in 2024 to $149.3 million in 2025, or 5.1%, primarily due to lower demand.
•Rest of world SPINRAZA revenue decreased $28.4 million, from $271.8 million in 2024 to $243.4 million in 2025, or 10.4%, partially due to lower demand, timing of shipments and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $30.3 million, from $100.0 million in 2024 to $130.3 million in 2025, or 30.3%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe and certain markets in the Middle East.
•Global QALSODY revenue increased $15.0 million, from $5.0 million in 2024 to $20.0 million in 2025, or 300.0%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

•U.S. SPINRAZA revenue decreased $2.1 million, from $305.8 million in 2024 to $303.7 million in 2025, or 0.7%.
•Rest of world SPINRAZA revenue increased $48.3 million, from $464.6 million in 2024 to $512.9 million in 2025, or 10.4%, partially due to a one-time VAT refund received in 2025 of approximately $18.1 million and the timing of shipments in rest of world markets, partially offset by lower demand and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $76.2 million, from $178.0 million in 2024 to $254.2 million in 2025, or 42.8%, primarily related to primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe and certain markets in the Middle East.
•Global QALSODY revenue increased $25.9 million, from $9.6 million in 2024 to $35.5 million in 2025, or 269.8%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

Rare disease revenue includes sales from SPINRAZA, QALSODY and SKYCLARYS, which became commercially available in the E.U. during the first quarter of 2024.
In 2025 we expect growth in rare disease revenue as we continue to launch SKYCLARYS in the U.S., Europe and in certain rest of world markets. We anticipate global SPINRAZA revenue to be relatively flat in 2025.

BIOSIMILARS

(In millions)
$181.7
$—
$46.7
$14.3
$8.6
$112.1
$198.1
$0.8
$53.2
$13.1
$13.7
$117.3
$362.5
$0.1
$94.1
$27.4
$17.5
$223.4
$395.0
$0.8
$108.0
$30.9
$19.3
$236.0
Q2 '25
Q2 '24
YTD '25
YTD '24
BENEPALI
FLIXABI
TOFIDENCE
BYOOVIZ
IMRALDI

•For the three months ended June 30, 2025, compared to the same period of 2024, the decrease in biosimilar revenue was primarily due to a decrease in sales volumes related to IMRALDI and a decrease in pricing due to competitive pressures in Europe.
•For the six months ended June 30, 2025, compared to the same period in 2024, the decrease in biosimilar revenue was primarily due to a decrease in sales volumes related to IMRALDI, the unfavorable impact of foreign currency exchange and a decrease in pricing due to competitive pressures in Europe.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Royalty revenue on sales of OCREVUS	$353.8	$336.3	$642.6	$639.0
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	107.7	103.4	191.4	190.5
Other revenue from anti-CD20 therapeutic programs	5.8	4.8	11.5	9.0
Total revenue from anti-CD20 therapeutic programs	$467.3	$444.5	$845.5	$838.5
ROYALTY REVENUE ON SALES OF OCREVUS
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the increases in royalty revenue on sales of OCREVUS were primarily due to sales growth of OCREVUS in the U.S.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the increases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to increases in sales volumes of GAZYVA of 13.3% and 15.2%, respectively, partially offset by decreases in sales volumes of RITUXAN of 7.2% and 8.1%, respectively, as a result of competition from multiple biosimilar products.
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
For the three and six months ended June 30, 2025, we recognized Alzheimer's collaboration revenue of approximately $54.9 million and $87.9 million, respectively, compared to $11.8 million and $14.6 million, respectively, in the prior year comparative periods. The increases were primarily due to higher sales volumes driven by the continued launch of LEQEMBI in the U.S. and international markets. Additionally, the second quarter of 2025 reflects the favorable impact from the timing of shipments to China as we optimized our global inventory positions.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Contract manufacturing revenue	$225.0	$100.0	$507.3	$252.2
Royalty and other revenue	19.6	9.0	30.6	38.6
Total contract manufacturing, royalty and other revenue	$244.6	$109.0	$537.9	$290.8
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the increases in contract manufacturing revenue were primarily driven by the timing of certain batch commitments related to our contract manufacturing business.
Full-year contract manufacturing revenue for 2025 is anticipated to remain relatively flat when compared to 2024, due in part to planned plant maintenance activities in the fourth quarter of 2025.
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
We expect the IRA's drug pricing controls and Medicare Part D redesign may have an adverse impact on our full-year sales, particularly for our products that are more substantially reliant on Medicare reimbursement. We anticipate the IRA Medicare Part D redesign will have a modest net unfavorable impact to our 2025 revenue, ranging from approximately $50.0 million to $100.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a third of which could be associated with SKYCLARYS.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA. The full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Contractual adjustments	$680.1	$662.2	$1,338.4	$1,327.9
Discounts	208.4	217.3	395.5	404.9
Returns	8.7	12.7	18.2	23.3
Total discounts and allowances	$897.2	$892.2	$1,752.1	$1,756.1
For the three and six months ended June 30, 2025, reserves for discounts and allowances as a percentage of gross product revenue were 31.9% and 32.5%, respectively, compared to 31.6% and 32.4%, respectively, in the prior year comparative periods.

CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the increases in contractual adjustments were primarily due to higher government rebates in rest of world and higher Medicare manufacturer reserves driven by the IRA Medicare Part D redesign, partially offset by lower managed care rebates due in part to approximately $45.0 million of favorable changes in estimates during the second quarter of 2025, as well as lower co-pay assistance in the U.S.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the decreases in discounts were primarily driven by lower purchase discounts in the U.S. and rest of world and lower volume discounts for biosimilars, partially offset by higher volume discounts in the U.S. for TYSABRI.
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
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the decreases in returns were primarily driven by lower returns in the U.S., partially offset by higher returns in rest of world.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$605.0	$546.0	$59.0	10.8%
Research and development	399.0	505.4	(106.4)	(21.1)
Acquired in-process research and development, upfront and milestone expense	46.6	8.5	38.1	448.2
Selling, general and administrative	583.8	553.8	30.0	5.4
Amortization and impairment of acquired intangible assets	130.9	86.9	44.0	50.6
Collaboration profit sharing/(loss reimbursement)	75.0	62.4	12.6	20.2
(Gain) loss on fair value remeasurement of contingent consideration	13.2	—	13.2	nm
Restructuring charges	(0.7)	6.6	(7.3)	(110.6)
Gain on sale of priority review voucher, net	—	(88.6)	88.6	nm
Other (income) expense, net	48.7	85.2	(36.5)	(42.8)
Total cost and expense	$1,901.5	$1,766.2	$135.3	7.7%

	For the Six Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,234.3	$1,088.2	$146.1	13.4%
Research and development	833.1	950.8	(117.7)	(12.4)
Acquired in-process research and development, upfront and milestone expense	247.3	16.0	231.3	nm
Selling, general and administrative	1,156.3	1,135.3	21.0	1.8
Amortization and impairment of acquired intangible assets	242.7	165.2	77.5	46.9
Collaboration profit sharing/(loss reimbursement)	133.1	128.0	5.1	4.0
(Gain) loss on fair value remeasurement of contingent consideration	22.8	—	22.8	nm
Restructuring charges	34.6	18.1	16.5	91.2
Gain on sale of priority review voucher, net	—	(88.6)	88.6	nm
Other (income) expense, net	117.1	178.9	(61.8)	(34.5)
Total cost and expense	$4,021.3	$3,591.9	$429.4	12.0%

nm Not meaningful

COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Product	$415.0	$358.4	$877.2	$736.1
Royalty	190.0	187.6	357.1	352.1
Total cost of sales	$605.0	$546.0	$1,234.3	$1,088.2
PRODUCT COST OF SALES
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the increases in product cost of sales were primarily due to higher contract manufacturing revenue driven by the timing of batch releases and approximately $52.5 million and $103.9 million, respectively, in SKYCLARYS amortization costs, partially offset by lower inventory write-offs. Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to lower margins associated with this business.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold or used for clinical purposes. We expect this amount to be fully amortized by the end of 2028. For the three and six months ended June 30, 2025, amortization from the fair value step-up adjustment was approximately $52.5 million and $103.9 million, respectively, compared to $44.1 million and $88.2 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.
Write Downs and Other Charges
We had no significant gross idle capacity charges for the three and six months ended June 30, 2025 and 2024.
ROYALTY COST OF SALES
For the three months ended June 30, 2025, compared to the same period in 2024, the increase in royalty cost of sales was primarily due to higher royalties payable associated with higher sales of VUMERITY.
For the six months ended June 30, 2025, compared to the same period in 2024, the increase in royalty cost of sales was primarily due to higher royalties payable associated with higher sales of VUMERITY and SPINRAZA, partially offset by lower royalties payable associated with lower sales of TYSABRI.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 15.1% and 20.5% for the three months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025, compared to the same period in 2024, the decrease in research and development was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as approximately $46.0 million of step-up amortization related to SKYCLARYS inventory recorded in the second quarter of 2024. This decrease was offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was offset by $50.0 million in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
Q2 2025 vs. Q2 2024
The decrease in early stage program expense was driven by a decrease in costs associated with:
•discontinuation of BIIB121 for the treatment of Angelman syndrome;
•discontinuation of BIIB105 for the treatment of ALS; and
•discontinuation of BIIB143 for the treatment of diabetic neuropathic pain.
The decrease was partially offset by an increase in costs associated with:
•development of BIIB080 for the treatment of Alzheimer's disease; and
•development of zorevunersen for the treatment of Dravet syndrome.
LATE STAGE PROGRAMS
Q2 2025 vs. Q2 2024
The decrease in late stage program expense was driven by a decrease in costs associated with:
•development of litifilimab for the treatment of CLE and increased spend in SLE, offset by Royalty Pharma funding of $50.0 million.
The decrease was partially offset by an increase in costs associated with:
•the development of felzartamab for AMR, IgAN and PMN.
MARKETED PROGRAMS
Q2 2025 vs. Q2 2024
The decrease in marketed program expense was driven by a decrease in costs associated with:
•$46.0 million of step-up amortization related to SKYCLARYS inventory recorded in the second quarter of 2024; and
•decreased spend on LEQEMBI for the treatment of Alzheimer's disease.

Research and development expense, as a percentage of total revenue, was 16.4% and 20.0% for the six months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025, compared to the same period in 2024, the decrease in research and development was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as approximately $46.0 million of step-up amortization related to SKYCLARYS inventory recorded in the second quarter of 2024. This decrease was offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was offset by $100.0 million in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
YTD 2025 vs. YTD 2024
The decrease in early stage programs was driven by a decrease in costs associated with:
•discontinuation of BIIB121 for the treatment of Angelman syndrome;
•advancement of litifilimab for the treatment of CLE into late stage;
•discontinuation of BIIB105 for the treatment of ALS; and
•discontinuation of BIIB143 for the treatment of diabetic neuropathic pain.
The decrease was partially offset by an increase in costs associated with:
•development of felzartamab for IgAN, PMN and Lupus Nephritis;
•development of BIIB080 for the treatment of Alzheimer's disease; and
•development of zorevunersen for the treatment of Dravet syndrome.
LATE STAGE PROGRAMS
YTD 2025 vs. YTD 2024
The increase in late stage programs was driven by an increase in costs associated with:
•development of felzartamab for AMR, IgAN and PMN; and
•development of litifilimab for the treatment of CLE and increased spend in SLE, offset by Royalty Pharma funding of $100.0 million.
MARKETED PROGRAMS
YTD 2025 vs. YTD 2024
The decrease in marketed programs was driven by a decrease in costs associated with:
•$46.0 million of step-up amortization related to SKYCLARYS inventory recorded in the second quarter of 2024; and
•decreased spend on LEQEMBI for the treatment of Alzheimer's disease.

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
We expect our core research and development expense to decrease in 2025, due to our portfolio prioritization initiatives, our Fit for Growth program and the research and development funding received from Royalty Pharma. We intend to continue committing significant resources to targeted research and development opportunities while continuing to invest in our pipeline, such as our acquisition of HI-Bio in July 2024, where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT, UPFRONT AND MILESTONE EXPENSE
During the first quarter of 2025 we began presenting acquired in-process research and development, upfront and milestone expense as a separate line item in our condensed consolidated statements of income. Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with collaboration and license agreements such as upfront and milestone payments and, when applicable, premiums on equity securities and asset acquisitions of acquired in-process research and development, which were previously included in research and development expense.
For the three months ended June 30, 2025, compared to the same period in 2024, the increase in acquired in-process research and development, upfront and milestone expense was primarily due to a $30.0 million milestone payment to MorphoSys accrued during the second quarter of 2025 in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN, as well as a $16.0 million upfront payment made to City Therapeutics in connection with the closing of our strategic research arrangement in May 2025.
For the six months ended June 30, 2025, compared to the same period in 2024, the increase in acquired in-process research and development, upfront and milestone expense was primarily due to a $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement in February 2025, as well as a $35.0 million milestone payment to MorphoSys accrued during the first quarter of 2025 in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR.
For additional information on our arrangements with Stoke, MorphoSys and City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
SELLING, GENERAL AND ADMINISTRATIVE
For the three and six months ended June 30, 2025, compared to the same periods in 2024, selling, general and administrative expense increased by approximately 5.4% and 1.8%, respectively, primarily due to increases in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches. The increases were partially offset by the realization of our cost-reduction measures in connection with our Fit for Growth program.
We expect a slight increase in full-year 2025 selling, general and administrative expense, as compared to full-year 2024, due to continued spend related to LEQEMBI and SKYCLARYS product launches in the U.S. and international markets.

AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to TYSABRI, AVONEX, SPINRAZA, VUMERITY and SKYCLARYS.
For the three and six months ended June 30, 2025, amortization of acquired intangible assets, excluding impairment charges, totaled $127.4 million and $239.2 million, respectively, compared to $86.9 million and $165.2 million, respectively, in the prior year comparative periods. The increases were primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the three and six months ended June 30, 2025, amortization and impairment of acquired intangible assets reflects the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio. For the three and six months ended June 30, 2024, we had no impairment charges.
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
For the three and six months ended June 30, 2025, we recognized net profit-sharing expense of approximately $57.2 million and $105.2 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to net profit-sharing expense of approximately $55.9 million and $116.5 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2025, we recognized net profit-sharing expense of approximately $17.8 million and $27.9 million, respectively, to reflect Sage's 50.0% share of the net collaboration results in the U.S., compared to net profit-sharing expense of approximately $6.5 million and $11.5 million, respectively, in the prior year comparative periods.
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
For the three and six months ended June 30, 2025, changes in the fair value of our contingent consideration obligations were primarily due to the passage of time.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was substantially paid in July 2025.
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
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Three Months Ended June 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$0.7	$0.7	$—	$2.0	$2.0
Research and development	—	1.3	1.3	—	2.2	2.2
Restructuring charges	(1.1)	—	(1.1)	6.3	—	6.3
Total charges	$(1.1)	$2.0	$0.9	$6.3	$4.2	$10.5

	For the Six Months Ended June 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$(3.2)	$(3.2)	$—	$3.4	$3.4
Research and development	—	6.4	6.4	—	7.1	7.1
Restructuring charges	34.2	—	34.2	15.6	—	15.6
Total charges	$34.2	$3.2	$37.4	$15.6	$10.5	$26.1
Other Costs: Includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pre-tax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
For additional information on our cost saving initiatives, please read Note 4, Restructuring, to our condensed consolidated financial statements included in this report.
OTHER (INCOME) EXPENSE, NET
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the changes in other (income) expense, net primarily reflect higher interest income driven by higher cash balances during 2025, as well as higher net losses on our holdings in equity securities in 2024.
We expect interest expense will continue to increase as a result of the issuance of our 2025 Senior Notes. For additional information related to our 2025 Senior Notes, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended June 30, 2025, net unrealized and realized gains on our holdings in equity securities were approximately $5.3 million and zero, respectively, compared to net unrealized and realized losses of approximately $29.8 million and $0.6 million, respectively, in the prior year comparative period.
•The net unrealized gains recognized during the three months ended June 30, 2025, primarily reflect an increase in the aggregate fair value of our investments in Sage and Denali common stock of approximately $10.1 million.
•The net unrealized losses recognized during the three months ended June 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Sangamo common stock of approximately $51.4 million, partially offset by an increase in the fair value of Denali common stock of approximately $27.0 million.

For the six months ended June 30, 2025, net unrealized losses and realized gains on our holdings in equity securities were approximately $35.7 million and $5.4 million, respectively, compared to net unrealized and realized losses of approximately $55.5 million and $5.5 million, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the six months ended June 30, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $45.7 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.
•The net unrealized losses recognized during the six months ended June 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Sangamo common stock of approximately $68.3 million, partially offset by an increase in the fair value of Denali common stock of approximately $17.6 million.
INCOME TAX PROVISION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except percentages)	2025	2024	2025	2024
Income before income tax (benefit) expense	$744.0	$698.7	$1,055.2	$1,163.5
Income tax (benefit) expense	109.2	115.1	179.9	186.5
Effective tax rate	14.7%	16.5%	17.0%	16.0%
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
For the three and six months ended June 30, 2025, compared to the same periods in 2024, the changes in our effective tax rates were partially driven by the favorable deferred tax impacts of decreases in foreign withholding taxes and a foreign valuation allowance in 2025, partially offset by changes in the territorial mix of our profitability.
The six months ended June 30, 2025, compared to the same period in 2024, also reflects the impacts of certain share-based compensation awards that vested during the first quarter of 2025 and a decrease in our estimate of Pillar Two minimum tax liabilities.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the three and six months ended June 30, 2025 and 2024, reflects currently enacted legislation and guidance related to the OECD model rules. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of June 30, 2025 and December 31, 2024. On June 28, 2025, the G7 issued a statement stating that the G7 will work with the OECD to adjust the model rules such that the model rules would work side-by-side with the U.S. GILTI tax. At this stage, we do not believe the G7 statement impacts our financial results as of June 30, 2025.
2025 OBBBA TAX PROVISIONS
On July 4, 2025, the U.S. signed into law the OBBBA. The OBBBA contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.
Based on our initial assessment of the OBBBA, we do not expect the introduced tax changes to have a material impact on our consolidated financial statements in 2025. However, given the complexity of tax laws, related regulations and interpretations, our current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions.
For additional information on our income taxes, please read Note 17, Income Taxes, to our condensed consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2025	As of December 31, 2024	$ Change	% Change
Financial assets:
Cash and cash equivalents	$2,758.8	$2,375.0	$383.8	16.2%
Total cash and cash equivalents	$2,758.8	$2,375.0	$383.8	16.2%
Borrowings:
Current portion notes payable	$—	$1,748.6	$(1,748.6)	nm
Notes payable	6,283.7	4,547.2	1,736.5	38.2
Total borrowings	$6,283.7	$6,295.8	$(12.1)	(0.2)%
Working capital:
Current assets	$7,967.7	$7,456.8	$510.9	6.9%
Current liabilities	(3,183.7)	(5,528.8)	2,345.1	(42.4)
Total working capital	$4,784.0	$1,928.0	$2,856.0	148.1%

nm Not meaningful
OVERVIEW
We have historically financed and expect to continue to fund our operating and capital expenditures primarily through cash flow earned through our operations and borrowings, as well as our existing cash resources. We believe that generic and biosimilar competition for many of our key products, the continued overall decline of our MS business and our investments in the launch of key new products and the development of our pipeline will have a significant adverse impact on our future cash flow from operations.
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
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was substantially paid in July 2025. We expect to achieve the second milestone payment of $150.0 million related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN during the third quarter of 2025.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $4.8 billion and $1.9 billion as of June 30, 2025 and December 31, 2024, respectively. The change in working capital reflects an increase in total current assets of approximately $510.9 million and a decrease in total current liabilities of approximately $2.3 billion. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$383.8 million increase in cash and cash equivalents;
•$219.4 million increase in accounts receivable, net related to our ongoing operations; and
•$186.2 million decrease in inventory primarily due to timing of production.

CURRENT LIABILITIES
•$1.7 billion decrease in the current portion of notes payable due to the redemption of our 4.050% Senior Notes due September 15, 2025, during the second quarter of 2025 prior to maturity;
•$433.5 million decrease in taxes payable primarily due to the timing of tax payments; and
•$147.2 million decrease in accrued expense and other primarily due to the timing of our annual incentive compensation payment and collaboration-related payments, partially offset by an increase in derivative contract liabilities.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of June 30, 2025, we had cash and cash equivalents totaling approximately $2.8 billion compared to approximately $2.4 billion as of December 31, 2024. The increase in the balance was primarily due to cash flows from operations, which includes $100.0 million of research and development funding received from Royalty Pharma, partially offset by a $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement and a $46.0 million milestone and convertible note payment made in connection with our strategic research arrangement with City Therapeutics. During the second quarter of 2025 we received $1.75 billion in net proceeds from the issuance of our 2025 Senior Notes, which was offset by a $1.75 billion payment made for the redemption of our 4.050% Senior Notes due September 15, 2025, prior to maturity.
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
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	June 30, 2025	December 31, 2024
Denali	$100.1	$145.8
Sage(1)	56.9	33.9
Total	$157.0	$179.7

(1) As set forth in the amended Schedule 13D we filed with the SEC on July 30, 2025, we have disposed of all of our shares of Sage common stock in a block trade.
In June 2025 Sage announced it entered into a definitive agreement for Supernus Pharmaceuticals, Inc. to acquire Sage, with the transaction expected to close in the third quarter of 2025.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our 2025 Senior Notes, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
CASH FLOW
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2025	2024	% Change
Net cash flow provided by (used in) operating activities	$420.2	$1,179.0	(64.4)%
Net cash flow provided by (used in) investing activities	(104.3)	400.5	(126.0)
Net cash flow provided by (used in) financing activities	(34.7)	(684.8)	(94.9)
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
For the six months ended June 30, 2025, compared to the same period in 2024, the decrease in net cash flow provided by operating activities was primarily due to lower net income in 2025, which included $247.3 million of acquired in-process research and development, upfront and milestone payments, higher worldwide tax payments in 2025, compared to the same period in 2024, of approximately $774.7 million due to the timing of estimated payments, the timing of customer payments and higher employee-benefit payments made during the first quarter of 2025 compared to the same period in 2024. The decrease was offset in part by lower inventory levels and $100.0 million of research and development funding received from Royalty Pharma in 2025.
INVESTING ACTIVITIES
For the six months ended June 30, 2025, compared to the same period in 2024, the change in net cash flow in investing activities was primarily due to the 2024 receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis and the 2024 receipt of $103.0 million from the sale of one of our two PRVs.
FINANCING ACTIVITIES
For the six months ended June 30, 2025, compared to the same period in 2024, the change in net cash flow in financing activities was primarily due to $1.75 billion in net proceeds received from the issuance of our 2025 Senior Notes, which was offset by a $1.75 billion payment made for the redemption of our 4.050% Senior Notes due September 15, 2025, prior to maturity. Net cash flow used in financing activities during the six months ended June 30, 2024, included the repayment of our 2023 Term Loan for $650.0 million.
For additional information on our Senior Notes and our 2023 Term Loan, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2055. As of June 30, 2025, our outstanding balance related to long-term debt was $6.3 billion, net of discounts and debt offering costs.
2025 SENIOR NOTES
On May 12, 2025, we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity.
For additional information relating to our 2025 Senior Notes, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
2023 TERM LOAN
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

2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2025 and December 31, 2024, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2024 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and six months ended June 30, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2025.
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
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters, as well as integrating our research and development and technical operations teams alongside our North American commercial organization. As part of a multi-year real estate consolidation plan that is expected to result in a reduction of approximately 40% in our real estate footprint in Massachusetts, this new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028. The estimated minimum lease payments as a result of the new lease total approximately $1.5 billion over the initial lease term. We have an option to extend the lease for three extension periods of five years each and one six month short-term extension, at then market-based rates. We will account for this lease as a right-of-use asset and lease liability upon the lease commencement date.
Aside from our new lease agreement, there have been no material changes in our contractual obligations, including those related to our other lease agreements, since December 31, 2024.
CONTINGENT CONSIDERATION RELATED TO BUSINESS COMBINATIONS
In connection with our acquisition of HI-Bio in July 2024 we may make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration obligations associated with this acquisition at its fair value on the acquisition date and we revalue this obligation each reporting period. We may pay up to an additional $650.0 million in contingent development and regulatory milestone payments. The acquisition-date fair value of these milestones was approximately $485.1 million.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was substantially paid in July 2025. We expect to achieve the second milestone payment of $150.0 million related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN during the third quarter of 2025.

For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of June 30, 2025, we could make potential future milestone payments to third parties of up to approximately $4.3 billion, including approximately $0.5 billion in development milestones, approximately $0.7 billion in regulatory milestones and approximately $3.1 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2025, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain research milestones are met, we may pay up to approximately $10.0 million in additional milestones in 2025 under our current agreements, excluding opt-in payments.
OTHER FUNDING COMMITMENTS
As of June 30, 2025, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $38.4 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of June 30, 2025. We have approximately $514.3 million in cancellable future commitments based on existing CRO contracts as of June 30, 2025.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2025, we have approximately $168.6 million of liabilities associated with uncertain tax positions.
As of December 31, 2024, we had accrued income tax liabilities of approximately $234.0 million under the Transition Toll Tax, which was subsequently paid in full in April 2025.
NEW ACCOUNTING STANDARDS
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP, requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and assumptions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expense. Actual results may differ from these estimates.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2025, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2025 and December 31, 2024, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $315.8 million and $191.7 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and the actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.

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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2025 and December 31, 2024.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of June 30, 2025, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

ITEM 1A.    RISK FACTORS
Risks Related to Our Business
We are substantially dependent on revenue from our products.
Our revenue depends upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs. A significant portion of our revenue is concentrated on sales of our products in increasingly competitive markets. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenue and results of operations or our stock price:
•the introduction, greater acceptance or more favorable reimbursement of competing products, including new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways;
•safety or efficacy issues;
•limitations and additional pressures on product pricing or price increases, including those relating to inflation and those resulting from governmental or regulatory requirements, including those relating to any future potential drug price negotiation under the IRA (or other legislative acts that may modify or replace the IRA); increased competition, including from generic or biosimilar versions of our products; or changes in, or implementation of, reimbursement policies and practices of payors and other third parties;
•adverse legal, administrative, geopolitical, regulatory or legislative developments; and
•our ability to maintain a positive reputation among patients, healthcare providers and others, which may be impacted by our pricing and reimbursement decisions.
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
Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, as well as the development of additional indications for our existing products. Product development is very expensive and involves a high degree of uncertainty and risk and may not be successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the antisense oligonucleotide platform and gene therapy, presents additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of a subcutaneous formulation of LEQEMBI in the U.S. and any delays or challenges may impact our ability to realize the anticipated benefits from LEQEMBI.
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
Our ability to compete, maintain and grow our business may be adversely affected by a number of factors, including:
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
•inability to obtain and maintain appropriate pricing and adequate reimbursement for our products compared to our competitors in key markets; and
•our ability to obtain and maintain patent, data or market exclusivity for our products.
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
We may fail to initiate or complete transactions for many reasons, including failure to obtain regulatory or other approvals as well as a result of disputes or litigation. Furthermore, we may not be able to achieve the full strategic and financial benefits expected to result from transactions, collaborations or strategic decisions, such as the decision to retain the biosimilars business, or the benefits may be delayed or not occur at all. We may also face additional costs or liabilities in completed transactions that were not contemplated prior to completion.
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to set prices for certain drugs in Medicare. We expect drug pricing and other health care costs to continue to be subject to political or societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth and result in reductions in revenue. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue. Additionally, in certain jurisdictions governmental health agencies may adjust, retroactively and/or prospectively, reimbursement rates for our products. Reimbursement for our products by governments, including the timing of any reimbursements, may also be affected by budgetary or political constraints, particularly in challenging economic environments. Government agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales or reimbursements of our products.
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
We rely on a number of collaborative and other third-party relationships for revenue and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource certain aspects of our regulatory affairs and clinical development relating to our products and product candidates to third parties. Reliance on third parties subjects us to a number of risks, including:
•we may be unable to control the resources our collaborators or third parties devote to our programs, products or product candidates, which may affect our ability to achieve development goals or milestones;
•disputes may arise under an agreement, including with respect to the achievement and payment of milestones, payment of development or commercial costs, ownership of rights to technology developed, and the underlying agreement may fail to provide us with significant protection or may fail to be effectively enforced if the collaborators or third parties fail to perform;
•the interests of our collaborators or third parties may not always align with our interests, and such parties may not protect and enforce any intellectual property rights or pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenue, or may adopt tax strategies that could have an adverse effect on our business, results of operations or financial condition;
•third-party relationships require the parties to cooperate, and failure to do so effectively could adversely affect product sales or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;
•any failure on the part of our collaborators or third parties to comply with applicable laws, including tax laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenue or reputation as well as involve us in possible legal proceedings;

•disruptions, turnover or changes in strategy, priorities or capabilities at our collaborators resulting from, for example, a change in control, may impact the commercialization or manufacturing of our shared products and may result in loss of revenue or higher operating expense; and
•any improper conduct or actions on the part of our collaborators or third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, require management attention, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.
Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed, revenue from products could decline and/or we may not realize the anticipated benefits of these arrangements.
Our results of operations may be adversely affected by current and potential future healthcare reforms including those contained in the IRA and OBBBA.
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs (including those in the IRA and OBBBA) and increasing pressure from social sources could significantly influence the manner in which our products are prescribed, purchased and reimbursed. For example, provisions of the PPACA have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and under Section 340B of the Public Health Service Act and similar state legislation. These changes have had and are expected to continue to have a significant impact on our business.
On July 4, 2025, the U.S. signed into law the OBBBA, which enacts significant potential changes to Medicaid funding and rescinds or does not continue elements of the PPACA. The OBBBA implements additional eligibility rules on government health plans, expands administrative procedures around enrollment, modifies how states can obtain federal funding for Medicaid and no longer extends ACA premium subsidies. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. At this time, we are unable to determine the overall impact that the OBBBA will have on our business, results of operations and financial condition, or the impact the OBBBA will have on the pharmaceutical industry as a whole because any such impact will depend upon developing interpretations of the OBBBA provisions and implementing regulations, which may be material.
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
The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third Parties. We are dependent, in part, on the efforts of collaboration partners and other third parties for the development and manufacturing of biosimilars products. These third parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control and may be affected by events outside of our control. For example, one of our contract manufacturers for IMRALDI and BENEPALI was acquired by a third party in December 2024 which may impact the contract manufacturer's operational, strategic or financial risk. If these third parties fail to perform successfully, or reduce their third party manufacturing production, our biosimilar product development or commercialization of biosimilar products could be delayed, revenue from biosimilar products could decline and/or we may not realize the anticipated benefits of these arrangements;
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
Restrictions on use or safety warnings that may be required to be included in the label of our products may significantly reduce expected revenue for those products or require significant expense or divert management time.
Risks Related to Our Operations
A breakdown or breach of our information systems could subject us to liability or interrupt our business operations.
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
While we continue to build and improve our systems and infrastructure, including our business continuity plans, there can be no assurance that our efforts will detect and prevent cybersecurity threats or incidents in our systems and any such incidents could materially adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in material financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
Regulations continue to change as regulators worldwide consider new rules. For example, the SEC has adopted additional disclosure rules regarding cyber security risk management, strategy, governance and incident reporting by public companies. These new regulations or other regulations being considered in Europe and around the world may impact the manner in which we operate.
Regulators currently impose new data privacy and security requirements, including monetary fines for privacy violations. For example, the E.U.’s General Data Protection Regulation established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance. U.S. data privacy and security laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause patients, healthcare providers and the general public to lose trust in us, which could have a material adverse effect on our business and results of operations.
The increasing use of AI-based software presents new risks and challenges and could adversely affect our business and reputation.
The use of AI-based software is increasingly being used in the biopharmaceutical industry, including by us, such as for research, marketing, manufacturing and commercialization, and we anticipate increasing our usage of technology that uses AI in the future. As with many developing technologies, AI-based software presents risks and challenges. For example, algorithms may be flawed; data sets may be insufficient, of poor quality or contain biased information; and inappropriate or controversial data practices could impair results. If the analyses that AI-based software assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Use of AI-based software may also lead to cybersecurity risks or the release of confidential proprietary information, including personal data, which may impact our ability to realize the benefit of our intellectual property or violate our internal policies, data protection laws or contractual requirements. The use of AI-based software may also result in unauthorized access of personal data or the intellectual property of third parties. Since the use of AI is subject to new or evolving laws and regulations, compliance may impose operational costs and limit our ability to use AI-based software, and failure to comply may result in potential government actions, litigation, fines, penalties or adverse publicity.
Manufacturing issues could substantially increase our costs, limit supply of our products and/or reduce our revenue.
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control and may be affected by events outside of our control. Additionally, these third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.
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
Furthermore, factors such as geopolitical instability, public health epidemics, natural disasters, adverse weather events, labor or raw material shortages, imposition of tariffs or trade restrictions, power failures, cyber-attacks and other supply chain disruptions could result in difficulties and delays in manufacturing our products, which could have an adverse impact on our results of operations or result in product shortages. We may also have to take inventory write-offs and incur other charges and expense for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation.
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
•changes in tax laws; and
•the imposition of tariffs or reciprocal tariffs, trade protection measures, embargoes, import or export licensing requirements and the imposition of trade sanctions and other similar restrictions.
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

Additionally, we are building a new gene therapy, clinical packaging and other manufacturing facility as well as modernizing and automating our existing manufacturing facilities in RTP, North Carolina with no assurance that these investments will be fully utilized.
If we are unable to fully utilize our manufacturing facilities, our business may be harmed. Charges resulting from excess capacity may occur and would have a negative effect on our financial condition and results of operations.
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
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on social media. We may also encounter criticism on social media regarding our company, management, product candidates or products. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Our reputation could be damaged by the negative publicity generated from false or misleading social media posts concerning us, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
•inventory write-downs for failed quality specifications, charges for excess capacity, charges for excess or obsolescence and charges for inventory write-downs relating to product suspensions, expirations or recalls;
•changes in the fair value of contingent consideration or our equity investments;
•bad debt expense and increased bad debt reserves;
•outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;
•payments in connection with acquisitions, divestitures and other business development activities and under license and collaboration agreements;
•failure to meet certain contractual commitments; and
•the impact of public health epidemics on employees, the global economy and the delivery of healthcare treatments.
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
Our operating results during any one period do not necessarily suggest the results of future periods.
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
From time to time our Board of Directors authorizes share repurchase programs. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our applicable agreements. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. Additionally, the IRA includes an excise tax on share repurchases, which will increase the cost of share repurchases. A reduction in repurchases under, or the completion of, our share repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
Some of our collaboration agreements contain change in control provisions that may discourage a third party from attempting to acquire us.
Some of our collaboration agreements include change in control provisions that could reduce the potential acquisition price an acquirer is willing to pay or discourage a takeover attempt that could be viewed as beneficial to shareholders. Upon a change in control, some of these provisions could result in reduced milestone, profit or royalty payments to us or give our collaboration partner rights to terminate our collaboration agreement, acquire operational control or force the purchase or sale of the programs that are the subject of the collaboration agreement.
General Risk Factors
Our effective tax rate fluctuates, and we may incur obligations in tax jurisdictions in excess of accrued amounts in our financial statements.
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws, especially in the U.S. (including the OBBBA signed into law on July 4, 2025) and Switzerland, and regulations either prospectively or retrospectively and the effects of the integrations of Reata and HI-Bio. Our estimates concerning the impact of the OBBBA remain subject to developing interpretations of the provisions of the OBBBA, which may require further adjustments and changes in our estimates, and could have a material adverse effect on our business and results of operations.
Our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.
The enactment of some or all of the recommendations set forth or that may be forthcoming in the OECD’s project on “Base Erosion and Profit Shifting” by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Many countries have or are in the process of enacting legislation intended to implement the OECD GloBE Model Rules. The impact on the Company will depend on the timing of implementation, the exact nature of each country's GloBE legislation, guidance and regulations (including the implications of the G7 statement on the Model Rules issued on June 28, 2025) thereon and their application by tax authorities either prospectively or retrospectively.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the second quarter of 2025:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 1, 2025 - April 30, 2025	—	$—	—	$2,050.0
May 1, 2025 - May 31, 2025	—	$—	—	$2,050.0
June 1, 2025 - June 30, 2025	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the second quarter of 2025.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and six months ended June 30, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2025.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into, amend or terminate Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the second quarter of 2025 our officers and directors took the following actions with respect to trading arrangements:

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Purchased or Sold	Expiration Date
Stephen Sherwin, Director	Terminated	4/2/2025	X	—	4,379	—

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Indenture, dated as of September 15, 2015, between Biogen Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2015).

4.2
Fourth Supplemental Indenture, dated as of May 12, 2025, between the Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank, National Association), including the forms of Global Notes attached as Exhibit A, Exhibit B and Exhibit C, respectively, thereto (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 12, 2025).

10.1*+	Letter regarding employment arrangement of Priya Singhal dated January 3, 2023.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

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
July 31, 2025