Form 10-Q
period 2025-09-30
BIOGEN INC.
filed 2025-10-30
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 28, 2025, was 146,702,272 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2025

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
•expectations, plans, prospects and the timing of actions relating to product approvals, approvals of additional indications for our existing products, sales, pricing, growth, reimbursement and launch of our marketed and pipeline products all of which is subject to governmental and regulatory oversight, and therefore subject to risks and uncertainties, including but not limited to those related to approvals, unfavorable or delayed reimbursements and coverage determinations, and changes in reimbursement policies or practices of payors and other third parties;
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
•patent terms, patent term extensions, patent office actions and expected availability and periods of regulatory exclusivities, as well as our ability to adequately enforce existing patents, including our European patent related to TECFIDERA;

•our ability to effectively implement our corporate strategy which includes significant investment in product and pipeline candidates, including but not limited to felzartamab, litifilimab and nusinersen;
•the successful execution of our strategic and growth initiatives, including acquisitions, and our ability to realize the anticipated benefits from our acquisitions of Reata and HI-Bio and the potential acquisition of Alcyone, including future performance of the SKYCLARYS product, further development of the felzartamab product, future development of drug delivery solutions and anticipated synergies;
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
•the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, regulatory filing approvals and/or discontinuation, of our products, drug candidates and pipeline programs, including collaborations with third parties including but not limited to Eisai and Supernus, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;
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
•the potential impact of healthcare reform in the U.S., including the IRA (or other legislative or executive acts that may modify or replace the IRA, such as the OBBBA) and the impact of the IRA Medicare Part D redesign, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products, as well as the potential impact of legislative and regulatory changes and priorities, including actions related to the MFN drug pricing policy;

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
NOTE REGARDING DISCLOSURES
From time to time, we have used, or expect in the future to use, our investor relations website (investors.biogen.com), the Biogen LinkedIn account (linkedin.com/company/biogen) and the Biogen X account (https://x.com/biogen) as a means of disclosing information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Accordingly, investors should monitor our investor relations website and these social media channels in addition to our press releases, SEC filings, public conference calls and websites, as the information posted on them could be material to investors.

DEFINED TERMS

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2024 ESPP	Biogen Inc. 2024 Employee Stock Purchase Plan
2015 ESPP	Biogen Inc. 2015 Employee Stock Purchase Plan
2023 Term Loan	$1.5 billion term loan credit agreement
2025 Senior Notes	Senior Unsecured Notes Issued in May 2025
AbbVie	AbbVie Inc.
AI	Artificial Intelligence
Alcyone	Alcyone Therapeutics, Inc.
ALS	Amyotrophic Lateral Sclerosis
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
BLA	Biologics License Application
CCPA	California Consumer Privacy Act
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
E.U.	European Union
FA	Friedreich Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Fit for Growth	Cost saving program initiated in 2023
G7	Group of Seven (comprised of Canada, France, Germany, Italy, Japan, the U.K. and the U.S.)
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HHS	U.S. Department of Health and Human Services
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IgAN	Immunoglobulin A Nephropathy
IND	Investigational New Drug

DEFINED TERMS (continued)

IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LEQEMBI Collaboration Agreement	Amended and Restated Collaboration Agreement entered into by Biogen MA Inc. and Eisai Co., Ltd. on October 22, 2017, as amended on March 13, 2022
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MorphoSys	MorphoSys AG
MFN	Most-Favored-Nation
MS	Multiple Sclerosis
NDA	New Drug Application
Neurimmune	Neurimmune SubOne AG
OBBBA	One Big Beautiful Bill Act
OECD	Organization for Economic Co-operation and Development
ODD	Orphan Drug Designation
Organon	Organon LLC
PDUFA	Prescription Drug User Fee Act
PMN	Primary Membranous Nephropathy
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RNAi	RNA interference
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SOD1	Superoxide Dismutase 1
Supernus	Supernus Pharmaceuticals, Inc.
SWISSMEDIC	Swiss Agency for Therapeutic Products
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Affairs
Vanqua	Vanqua Bio, Inc.
VAT	Value-added Tax

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$1,846.9	$1,769.4	$5,452.1	$5,380.9
Revenue from anti-CD20 therapeutic programs	493.9	446.2	1,339.4	1,284.7
Alzheimer's collaboration revenue	42.7	18.6	130.6	33.2
Contract manufacturing, royalty and other revenue	151.2	231.6	689.1	522.4
Total revenue	2,534.7	2,465.8	7,611.2	7,221.2
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	674.4	638.7	1,908.7	1,726.9
Research and development	436.1	516.2	1,269.2	1,467.0
Acquired in-process research and development, upfront and milestone expense	2.1	26.5	249.4	42.5
Selling, general and administrative	594.8	588.4	1,751.1	1,723.7
Amortization and impairment of acquired intangible assets	135.7	130.3	378.4	295.5
Collaboration profit sharing/(loss reimbursement)	87.2	69.3	220.3	197.3
(Gain) loss on fair value remeasurement of contingent consideration	5.6	23.8	28.4	23.8
Restructuring charges	7.4	6.8	42.0	24.9
Gain on sale of priority review voucher, net	—	—	—	(88.6)
Other (income) expense, net	34.1	14.8	151.2	193.7
Total cost and expense	1,977.4	2,014.8	5,998.7	5,606.7
Income before income tax (benefit) expense	557.3	451.0	1,612.5	1,614.5
Income tax (benefit) expense	90.8	62.5	270.7	249.0
Net income attributable to Biogen Inc.	$466.5	$388.5	$1,341.8	$1,365.5

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$3.18	$2.67	$9.16	$9.38
Diluted earnings per share attributable to Biogen Inc.	$3.17	$2.66	$9.14	$9.35

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	146.6	145.7	146.4	145.5
Diluted earnings per share attributable to Biogen Inc.	147.1	146.1	146.8	146.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Biogen Inc.	$466.5	$388.5	$1,341.8	$1,365.5
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax	26.5	(41.0)	(137.1)	(6.2)
Unrealized gains (losses) on pension benefit obligation, net of tax	—	0.3	1.0	0.2
Currency translation adjustments, net of tax	(3.2)	41.0	57.5	14.0
Total other comprehensive income (loss), net of tax	23.3	0.3	(78.6)	8.0
Comprehensive income (loss) attributable to Biogen Inc.	$489.8	$388.8	$1,263.2	$1,373.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,862.8	$2,375.0
Marketable securities	97.6	—
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $2.2, respectively	1,374.1	1,404.8
Due from anti-CD20 therapeutic programs	475.9	464.0
Inventory	2,209.4	2,460.5
Other current assets	916.8	752.5
Total current assets	8,936.6	7,456.8
Property, plant and equipment, net	3,075.7	3,181.3
Operating lease assets	330.5	356.4
Intangible assets, net	9,331.9	9,691.2
Goodwill	6,490.7	6,478.9
Deferred tax asset	312.4	324.2
Investments and other assets	729.7	560.5
Total assets	$29,207.5	$28,049.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$1,748.6
Taxes payable	103.3	548.3
Accounts payable	413.1	424.2
Accrued expense and other	2,773.6	2,807.7
Total current liabilities	3,290.0	5,528.8
Notes payable	6,285.1	4,547.2
Deferred tax liability	358.1	190.5
Long-term operating lease liabilities	305.0	334.5
Other long-term liabilities	761.8	732.3
Total liabilities	11,000.0	11,333.3
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	797.7	569.4
Accumulated other comprehensive income (loss)	(214.8)	(136.2)
Retained earnings	20,601.6	19,259.8
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	18,207.5	16,716.0
Total liabilities and equity	$29,207.5	$28,049.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net income	$1,341.8	$1,365.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	579.7	489.2
Impairment of intangible assets	3.5	20.2
Excess and obsolescence charges related to inventory	13.9	68.7
Amortization of acquired inventory step-up	165.4	185.1
Share-based compensation	231.2	216.1
Contingent consideration	28.4	23.8
Deferred income taxes	194.7	(99.7)
(Gain) loss on strategic investments	33.7	22.7
Gain on sale of priority review voucher, net	—	(88.6)
Other	49.3	95.1
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	74.9	127.6
Due from anti-CD20 therapeutic programs	(11.8)	(15.9)
Inventory	(35.3)	(207.4)
Accrued expense and other current liabilities	(32.7)	(84.2)
Income tax assets and liabilities	(764.1)	62.1
Other changes in operating assets and liabilities, net	(179.9)	(65.7)
Net cash flow provided by (used in) operating activities	1,692.7	2,114.6
Cash flow from investing activities:
Purchases of property, plant and equipment	(109.9)	(114.4)
Purchases of marketable securities	(91.0)	—
Acquisition of HI-Bio, net of cash acquired	—	(1,074.8)
Proceeds from sale of equity interest in Samsung Bioepis	—	406.8
Proceeds from sale of priority review voucher	—	88.6
Acquisitions of intangible assets	(15.3)	(179.1)
Proceeds from sales of strategic investments	56.6	96.7
Other	20.2	(4.4)
Net cash flow provided by (used in) investing activities	(139.4)	(780.6)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(13.0)	(34.8)
Proceeds from borrowings	1,733.1	—
Repayments of borrowings	(1,750.0)	(650.0)
Cash paid for contingent consideration	(141.3)	—
Other	6.3	(6.6)
Net cash flow provided by (used in) financing activities	(164.9)	(691.4)
Net increase (decrease) in cash and cash equivalents	1,388.4	642.6
Effect of exchange rate changes on cash and cash equivalents	99.4	6.7
Cash and cash equivalents, beginning of the period	2,375.0	1,049.9
Cash and cash equivalents, end of the period	$3,862.8	$1,699.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended September 30, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2025	—	$—	170.4	$0.1	$714.0	$(238.1)	$20,135.1	(23.8)	$(2,977.1)	$17,634.0
Net income	—	—	—	—	—	—	466.5	—	—	466.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	23.3	—	—	—	23.3
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	6.5	—	—	—	—	6.5
Issuance of common stock under stock award plan	—	—	0.1	—	(1.2)	—	—	—	—	(1.2)
Compensation related to share-based payments	—	—	—	—	78.4	—	—	—	—	78.4
Other	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2025	—	$—	170.5	$0.1	$797.7	$(214.8)	$20,601.6	(23.8)	$(2,977.1)	$18,207.5

	For the Nine Months Ended September 30, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	—	$—	169.5	$0.1	$569.4	$(136.2)	$19,259.8	(23.8)	$(2,977.1)	$16,716.0
Net income	—	—	—	—	—	—	1,341.8	—	—	1,341.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(78.6)	—	—	—	(78.6)
Issuance of common stock under stock option and stock purchase plans	—	—	0.3	—	28.6	—	—	—	—	28.6
Issuance of common stock under stock award plan	—	—	0.7	—	(41.5)	—	—	—	—	(41.5)
Compensation related to share-based payments	—	—	—	—	240.6	—	—	—	—	240.6
Other	—	—	—	—	0.6	—	—	—	—	0.6
Balance, September 30, 2025	—	$—	170.5	$0.1	$797.7	$(214.8)	$20,601.6	(23.8)	$(2,977.1)	$18,207.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	For the Three Months Ended September 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2024	—	$—	169.5	$0.1	$407.5	$(146.0)	$18,604.6	(23.8)	$(2,977.1)	$15,889.1
Net income	—	—	—	—	—	—	388.5	—	—	388.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.3	—	—	—	0.3
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	7.6	—	—	—	—	7.6
Issuance of common stock under stock award plan	—	—	—	—	(1.6)	—	—	—	—	(1.6)
Compensation related to share-based payments	—	—	—	—	75.0	—	—	—	—	75.0
Other	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2024	—	$—	169.5	$0.1	$488.5	$(145.7)	$18,993.1	(23.8)	$(2,977.1)	$16,358.9

	For the Nine Months Ended September 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4
Net income	—	—	—	—	—	—	1,365.5	—	—	1,365.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	8.0	—	—	—	8.0
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	31.2	—	—	—	—	31.2
Issuance of common stock under stock award plan	—	—	0.6	—	(66.0)	—	—	—	—	(66.0)
Compensation related to share-based payments	—	—	—	—	224.0	—	—	—	—	224.0
Other	—	—	—	—	(3.2)	—	—	—	—	(3.2)
Balance, September 30, 2024	—	$—	169.5	$0.1	$488.5	$(145.7)	$18,993.1	(23.8)	$(2,977.1)	$16,358.9

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
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and, following its approval in October 2025, lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group.
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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2024 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2024 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

This standard refines and expands the existing scope exceptions that exclude certain contracts, including certain R&D funding arrangements, from derivative accounting, and clarifies the accounting for share-based noncash consideration received from a customer.
Annual reporting for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.
We have early adopted this new standard on a modified retrospective basis as of January 1, 2025. Adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 2:	Acquisitions
Alcyone Therapeutics, Inc.
In September 2025 we entered into a definitive agreement to acquire all of the issued and outstanding shares of Alcyone Therapeutics, Inc., a clinical-stage biotechnology company focused on pediatric care through precision CNS therapeutics and dosing platforms. Alcyone's lead asset is ThecaFlex DRx, an implantable subcutaneous port and catheter device being investigated for the intrathecal delivery of ASOs, which is designed to provide an alternative to repeat lumbar punctures in chronic intrathecal administration of medicines.
We have agreed to pay an upfront cash payment of $85.0 million upon closing, plus additional potential amounts payable upon the achievement of certain milestones related to the development and regulatory approval of ThecaFlex DRx for administering SPINRAZA and additional pipeline products.
We plan to account for this proposed acquisition as an asset acquisition as the value being acquired primarily relates to a single asset and plan to record the upfront payment within acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income upon the completion of this proposed acquisition. We anticipate the proposed acquisition to close during the fourth quarter of 2025, subject to the satisfaction of customary closing conditions. Under the terms of this proposed acquisition, we expect to oversee the end-to-end development, manufacturing and commercialization of ThecaFlex DRx.
Alcyone's remaining therapeutic assets would be divested from Alcyone into Neela Therapeutics, Inc., a newly formed independent company, prior to the closing of this proposed acquisition. We anticipate to make a convertible debt investment of up to $5.0 million in Neela Therapeutics. Inc.
Human Immunology Biosciences
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody, is currently being evaluated for several indications, including three leading indications, AMR, PMN and IgAN. Felzartamab has received Breakthrough Therapy Designation and ODD from the FDA for development in the treatment of PMN and AMR. Subsequent to our acquisition, felzartamab received ODD in the E.U. in IgAN and solid organ transplantation. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to a total of $650.0 million in contingent development and regulatory milestone payments. The $1.15 billion paid includes approximately $74.5 million related to HI-Bio's outstanding, non-vested equity awards, inclusive of employer taxes, of which $56.4 million was recognized as share-based compensation payments to settle non-vested equity awards attributable to the post-acquisition service period and therefore not reflected as a component of total purchase price paid. Of the total $56.4 million, we recognized approximately $42.5 million as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2025. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest.
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
Of the total contingent consideration, approximately $279.3 million related to milestones classified as short-term and reflected as a component of accrued expense and other with the remaining $205.8 million reflected as a component of other long-term liabilities within our condensed consolidated balance sheets. The short-term liability related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab in a first and second indication, which would each result in the achievement of a $150.0 million milestone payment. During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment to be made to the former shareholders of HI-Bio, which we expect will be paid during the fourth quarter of 2025.
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
Sale of TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we received a payment of approximately $51.0 million in July 2025 and recognized a de minimis loss within our condensed consolidated statements of income for the nine months ended September 30, 2025.

Note 4:	Restructuring
2023 Fit for Growth Restructuring Program
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reductions of approximately 1,400 employees and we expect to incur total restructuring charges of approximately $310.0 million, which were substantially achieved as of September 30, 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Three Months Ended September 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$0.4	$0.4	$—	$9.1	$9.1
Research and development	—	0.5	0.5	—	3.5	3.5
Restructuring charges	7.4	—	7.4	4.6	—	4.6
Total charges	$7.4	$0.9	$8.3	$4.6	$12.6	$17.2

	For the Nine Months Ended September 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$(2.8)	$(2.8)	$—	$12.5	$12.5
Research and development	—	6.9	6.9	—	10.6	10.6
Restructuring charges	41.6	—	41.6	20.2	—	20.2
Total charges	$41.6	$4.1	$45.7	$20.2	$23.1	$43.3
Other Costs: Includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pre-tax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
Reata Integration
Following the close of our Reata acquisition in September 2023, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we estimated we would incur total integration charges of approximately $35.0 million related to severance and employment costs, which were substantially incurred during 2023.
Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended September 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.6	$1.6	$—	$1.6	$1.6
Research and development	—	3.8	3.8	—	2.9	2.9
Restructuring charges	—	—	—	0.7	—	0.7
Total charges	$—	$5.4	$5.4	$0.7	$4.5	$5.2

	For the Nine Months Ended September 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$5.2	$5.2	$—	$4.9	$4.9
Research and development	—	10.1	10.1	—	8.9	8.9
Restructuring charges	(0.2)	—	(0.2)	3.2	—	3.2
Total charges	$(0.2)	$15.3	$15.1	$3.2	$13.8	$17.0

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
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2025	2024
Restructuring reserve as of January 1	$31.9	$75.4
Expense	35.3	11.5
Payment	(25.8)	(42.2)
Foreign currency and other adjustments	(1.0)	0.8
Restructuring reserve as of March 31	40.4	45.5
Expense	(0.7)	6.6
Payment	(9.5)	(11.9)
Foreign currency and other adjustments	(1.0)	—
Restructuring reserve as of June 30	29.2	40.2
Expense	7.4	6.8
Payment	(17.4)	(4.7)
Foreign currency and other adjustments	—	(2.1)
Restructuring reserve as of September 30	$19.2	$40.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended September 30,
	2025			2024
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$44.6	$123.6	$168.2	$40.1	$192.7	$232.8
VUMERITY	189.6	25.0	214.6	134.9	23.2	158.1
Total Fumarate	234.2	148.6	382.8	175.0	215.9	390.9
AVONEX	133.4	55.1	188.5	115.6	60.6	176.2
PLEGRIDY	27.8	30.6	58.4	27.9	33.4	61.3
Total Interferon	161.2	85.7	246.9	143.5	94.0	237.5
TYSABRI	247.5	184.3	431.8	227.5	178.6	406.1
FAMPYRA(1)	—	—	—	—	19.4	19.4
Subtotal: Multiple Sclerosis	642.9	418.6	1,061.5	546.0	507.9	1,053.9

Rare Disease:
SPINRAZA	153.2	220.8	374.0	153.1	228.3	381.4
SKYCLARYS(2)	74.6	58.3	132.9	81.8	20.5	102.3
QALSODY(3)	7.3	19.1	26.4	5.5	5.6	11.1
Subtotal: Rare Disease	235.1	298.2	533.3	240.4	254.4	494.8

Biosimilars:
BENEPALI	—	121.9	121.9	—	118.1	118.1
IMRALDI	—	52.6	52.6	—	54.1	54.1
FLIXABI	—	15.3	15.3	—	16.2	16.2
BYOOVIZ	2.0	5.0	7.0	4.1	3.9	8.0
TOFIDENCE	—	—	—	0.2	—	0.2
Subtotal: Biosimilars	2.0	194.8	196.8	4.3	192.3	196.6

Other:
ZURZUVAE	55.3	—	55.3	22.0	—	22.0
Other(4)	—	—	—	0.3	1.8	2.1
Subtotal: Other	55.3	—	55.3	22.3	1.8	24.1
Total product revenue, net	$935.3	$911.6	$1,846.9	$813.0	$956.4	$1,769.4

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) SKYCLARYS became commercially available in the E.U. during the first quarter of 2024.
(3) QALSODY became commercially available in the E.U. during the second quarter of 2024.
(4) Other includes FUMADERM and ADUHELM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
	2025			2024
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$131.6	$436.3	$567.9	$127.9	$611.4	$739.3
VUMERITY	494.7	71.0	565.7	385.0	66.4	451.4
Total Fumarate	626.3	507.3	1,133.6	512.9	677.8	1,190.7
AVONEX	363.7	169.3	533.0	344.0	193.5	537.5
PLEGRIDY	80.2	106.7	186.9	84.7	109.8	194.5
Total Interferon	443.9	276.0	719.9	428.7	303.3	732.0
TYSABRI	720.5	547.4	1,267.9	690.0	609.6	1,299.6
FAMPYRA(1)	—	0.3	0.3	—	57.3	57.3
Subtotal: Multiple Sclerosis	1,790.7	1,331.0	3,121.7	1,631.6	1,648.0	3,279.6

Rare Disease:
SPINRAZA	456.9	733.7	1,190.6	458.9	692.9	1,151.8
SKYCLARYS(2)	221.7	165.4	387.1	230.4	49.9	280.3
QALSODY(3)	22.3	39.6	61.9	14.5	6.2	20.7
Subtotal: Rare Disease	700.9	938.7	1,639.6	703.8	749.0	1,452.8

Biosimilars:
BENEPALI	—	345.3	345.3	—	354.1	354.1
IMRALDI	—	146.7	146.7	—	162.1	162.1
FLIXABI	—	42.7	42.7	—	47.1	47.1
BYOOVIZ	8.7	15.8	24.5	18.1	9.2	27.3
TOFIDENCE	0.1	—	0.1	1.0	—	1.0
Subtotal: Biosimilars	8.8	550.5	559.3	19.1	572.5	591.6

Other:
ZURZUVAE	129.4	—	129.4	49.3	—	49.3
Other(4)	0.4	1.7	2.1	2.0	5.6	7.6
Subtotal: Other	129.8	1.7	131.5	51.3	5.6	56.9
Total product revenue, net	$2,630.2	$2,821.9	$5,452.1	$2,405.8	$2,975.1	$5,380.9

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) SKYCLARYS became commercially available in the E.U. during the first quarter of 2024.
(3) QALSODY became commercially available in the E.U. during the second quarter of 2024.
(4) Other includes FUMADERM and ADUHELM.
We recognized revenue from two wholesalers accounting for 27.8% and 16.0% of gross product revenue for the three months ended September 30, 2025, and 27.3% and 15.4% of gross product revenue for the nine months ended September 30, 2025.
We recognized revenue from two wholesalers accounting for 25.9% and 14.8% of gross product revenue for the three months ended September 30, 2024, and 25.6% and 12.9% of gross product revenue for the nine months ended September 30, 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2024	$162.7	$880.8	$48.1	$1,091.6
Current provisions relating to sales in current year	607.4	2,052.6	20.7	2,680.7
Adjustments relating to prior years	1.8	(82.0)	1.0	(79.2)
Payments/credits relating to sales in current year	(497.3)	(1,271.1)	(0.5)	(1,768.9)
Payments/credits relating to sales in prior years	(111.5)	(479.2)	(11.5)	(602.2)
Balance, September 30, 2025	$163.1	$1,101.1	$57.8	$1,322.0
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2025	As of December 31, 2024
Reduction of accounts receivable	$259.7	$154.1
Component of accrued expense and other	1,062.3	937.5
Total revenue-related reserves	$1,322.0	$1,091.6
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Royalty revenue on sales of OCREVUS	$386.4	$346.8	$1,029.0	$985.8
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	101.0	94.8	292.4	285.3
Other revenue from anti-CD20 therapeutic programs	6.5	4.6	18.0	13.6
Total revenue from anti-CD20 therapeutic programs	$493.9	$446.2	$1,339.4	$1,284.7
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
For the three and nine months ended September 30, 2025, we recognized Alzheimer's collaboration revenue of approximately $42.7 million and $130.6 million, respectively, compared to $18.6 million and $33.2 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contract manufacturing revenue	$141.5	$221.9	$648.8	$474.1
Royalty and other revenue	9.7	9.7	40.3	48.3
Total contract manufacturing, royalty and other revenue	$151.2	$231.6	$689.1	$522.4
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

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2025	As of December 31, 2024
Raw materials	$296.2	$317.8
Work in process	1,635.0	1,882.8
Finished goods	440.5	353.8
Total inventory	$2,371.7	$2,554.4

Balance Sheet Classification:
Inventory	$2,209.4	$2,460.5
Investments and other assets	162.3	93.9
Total inventory	$2,371.7	$2,554.4
Long-term inventory is included in investments and other assets within our condensed consolidated balance sheets.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold or used for clinical purposes. We expect this amount to be fully amortized by the end of 2028. For the three and nine months ended September 30, 2025, amortization from the fair value step-up adjustment was approximately $61.5 million and $165.4 million, respectively. For the three and nine months ended September 30, 2024, amortization from the fair value step-up adjustment was approximately $50.9 million and $185.1 million, respectively, which includes approximately $2.5 million and $48.5 million, respectively, of inventory used for clinical purposes, which is reflected in research and development expense within our condensed consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of September 30, 2025			As of December 31, 2024
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	2-31 years	$14,087.2	$(6,558.7)	$7,528.5	$14,138.4	$(6,254.1)	$7,884.3
In-process research and development	Indefinite until commercialization	1,639.4	—	1,639.4	1,642.9	—	1,642.9
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$15,890.6	$(6,558.7)	$9,331.9	$15,945.3	$(6,254.1)	$9,691.2
Amortization and Impairments
For the three and nine months ended September 30, 2025, amortization and impairment of acquired intangible assets totaled $135.7 million and $378.4 million, respectively, compared to $130.3 million and $295.5 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2025, amortization of acquired intangible assets, excluding impairment charges, totaled $135.7 million and $374.9 million, respectively, compared to $110.1 million and $275.3 million, respectively, in the prior year comparative periods. The increases were primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the three months ended September 30, 2025, we had no impairment charges. For the nine months ended September 30, 2025, amortization and impairment of acquired intangible assets reflects the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio. For the three and nine months ended September 30, 2024, amortization and impairment of acquired intangible assets reflects impairment charges of approximately $20.2 million related to intangible assets associated with the termination of Samsung Bioepis' commercialization rights during the third quarter of 2024.
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
The carrying value associated with our IPR&D assets as of September 30, 2025 and December 31, 2024, primarily relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with an estimated fair value of approximately $1.6 billion.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2025
2025 (remaining three months)	$130.0
2026	485.0
2027	490.0
2028	525.0
2029	580.0
2030	650.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2025
Goodwill, December 31, 2024	$6,478.9
Goodwill resulting from HI-Bio acquisition(1)	4.5
Other(2)	7.3
Goodwill, September 30, 2025	$6,490.7

(1) Goodwill resulting from the HI-Bio acquisition relates to HI-Bio measurement period adjustments recognized during 2025 related to certain income tax adjustments. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
(2) Other includes adjustments related to foreign currency exchange rate fluctuations.
As of September 30, 2025, we had no impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2025
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,398.8	$—	$3,398.8	$—
Marketable debt securities:
Corporate debt securities	71.0	—	71.0	—
Government securities	26.6	—	26.6	—
Marketable equity securities	103.9	103.9	—	—
Other current assets:
Derivative contracts	9.6	—	9.6	—
Other non-current assets:
Convertible note(1)	30.0	—	—	30.0
Plan assets for deferred compensation	51.8	—	51.8	—
Total	$3,691.7	$103.9	$3,557.8	$30.0
Liabilities:
Other current liabilities:
Derivative contracts	$89.1	$—	$89.1	$—
Contingent consideration obligations	148.6	—	—	148.6
Other non-current liabilities:
Derivative contracts	10.2	—	10.2	—
Contingent consideration obligations	242.6	—	—	242.6
Total	$490.5	$—	$99.3	$391.2

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
In July 2025 Sage was acquired by Supernus. Prior to this acquisition, we disposed of all of our shares of Sage common stock in a block trade.
For additional information on our investments in Denali and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2024 Form 10-K.
There have been no material impairments of our assets measured and carried at fair value as of September 30, 2025 and December 31, 2024. In addition, there have been no changes to our valuation techniques as of September 30, 2025 and December 31, 2024.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2024 Form 10-K.
Level 3 Assets and Liabilities Held at Fair Value
The following tables present quantitative information, as of the dates indicated, about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 financial assets and liabilities measured at fair value on a recurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
	As of September 30, 2025
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$391.2	Discounted cash flow	Discount rate	5.4% - 5.5%	5.4%
			Expected timing of achievement of development milestones	2025 - 2030	—

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2024
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$512.8	Discounted cash flow	Discount rate	6.2% - 6.3%	6.2%
			Expected timing of achievement of development milestones	2025 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from approximately 70.0% to near certain probability as of September 30, 2025 and December 31, 2024.
There were no transfers of assets or liabilities into or out of Level 3 as of September 30, 2025 and December 31, 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Fair value, beginning of period	$534.9	$—	$512.8	$—
Contingent consideration resulting from HI-Bio acquisition	—	485.1	—	485.1
Changes in fair value	5.6	23.8	28.4	23.8
Payments	(149.3)	—	(150.0)	—
Fair value, end of period	$391.2	$508.9	$391.2	$508.9
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
As of September 30, 2025 and December 31, 2024, approximately $148.6 million and $291.2 million, respectively, of the fair value of the total contingent consideration obligations were classified as short-term and reflected as a component of accrued expense and other with the remaining $242.6 million and $221.6 million, respectively, reflected as a component of other long-term liabilities in our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2025, changes in fair value of our contingent consideration obligations were primarily due to the passage of time.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment to be made to the former shareholders of HI-Bio, which we expect will be paid during the fourth quarter of 2025.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2025		As of December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
4.050% Senior Notes due September 15, 2025(1)	$—	$—	$1,741.0	$1,748.6
Current portion of notes payable	—	—	1,741.0	1,748.6

Non-current portion:
2.250% Senior Notes due May 1, 2030	1,367.8	1,495.5	1,295.6	1,494.7
5.050% Senior Notes due January 15, 2031(1)	410.8	397.9	—	—
5.750% Senior Notes due May 15, 2035(1)	680.2	645.4	—	—
5.200% Senior Notes due September 15, 2045	1,026.9	1,101.4	1,008.0	1,101.1
3.150% Senior Notes due May 1, 2050	970.2	1,475.5	943.7	1,475.0
3.250% Senior Notes due February 15, 2051	458.8	479.3	448.9	476.4
6.450% Senior Notes due May 15, 2055(1)	748.9	690.1	—	—
Non-current portion of notes payable	5,663.6	6,285.1	3,696.2	4,547.2
Total notes payable	$5,663.6	$6,285.1	$5,437.2	$6,295.8

(1) In May 2025 we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem in full our 4.050% Senior Notes due September 15, 2025, prior to maturity. For additional information, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of September 30, 2025, compared to December 31, 2024, are primarily related to decreases in U.S. treasury yields and credit spreads used to value our Senior Notes since December 31, 2024. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2024 Form 10-K.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2025	As of December 31, 2024
Money market funds	$3,116.7	$1,664.9
Short-term debt securities	202.9	—
Commercial paper	79.2	—
Total	$3,398.8	$1,664.9
The carrying values of our money market funds, short-term debt securities and commercial paper, including accrued interest, approximate fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of September 30, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$71.0	$—	$—	$71.0
Government securities:
Current	26.6	—	—	26.6
Total marketable debt securities	$97.6	$—	$—	$97.6

Marketable equity securities
Marketable equity securities, non-current	$227.8	$—	$(123.9)	$103.9
Total marketable equity securities	$227.8	$—	$(123.9)	$103.9

	As of December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$668.7	$—	$(489.0)	$179.7
Total marketable equity securities	$668.7	$—	$(489.0)	$179.7
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2025
(In millions)	Estimated Fair Value	Amortized Cost
Due in one year or less	$97.6	$97.6
Total marketable debt securities	$97.6	$97.6
The average maturity of our marketable debt securities classified as available-for-sale as of September 30, 2025, was approximately 2 months.
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
As of September 30, 2025 and December 31, 2024, our strategic investment portfolio was comprised of investments totaling $167.1 million and $226.7 million, respectively, which are included in investments and other assets within our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio as of September 30, 2025, compared to December 31, 2024, was primarily due to the decrease in the fair value of our investment in Denali common stock as well as the sale of our remaining investment in Sage common stock during the third quarter of 2025.
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
Foreign currency forward contracts and foreign currency options in effect as of September 30, 2025 and December 31, 2024, had durations of 1 to 24 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2025	As of December 31, 2024
Euro	$1,524.8	$1,062.6
British pound	35.0	133.8
Swiss franc	68.0	—
Canadian dollar	9.9	38.6
Total foreign currency forward contracts and options	$1,637.7	$1,235.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of September 30, 2025	As of December 31, 2024
Unrealized gains	$9.5	$50.6
Unrealized (losses)	(112.9)	(0.3)
Net unrealized gains (losses)	$(103.4)	$50.3
We expect net unrealized losses of approximately $103.4 million to be settled over the next 24 months, of which approximately $90.8 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2025 and December 31, 2024, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2025	2024	Location	2025	2024
Revenue	$(29.1)	$(7.6)	Revenue	$8.0	$2.9
Operating expense	6.7	(1.5)	Operating expense	—	0.3

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2025	2024	Location	2025	2024
Revenue	$(41.1)	$2.9	Revenue	$7.6	$4.0
Operating expense	14.0	(8.5)	Operating expense	(1.8)	(1.6)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,066.6 million and $738.7 million as of September 30, 2025 and December 31, 2024, respectively. Net losses of $0.5 million and net gains of $34.9 million related to these contracts were recorded as a component of other (income) expense, net for the three and nine months ended September 30, 2025, respectively, compared to net gains of $23.4 million and net losses of $6.6 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2025	As of December 31, 2024
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$7.8	$58.4
Liability derivative instruments	Accrued expense and other	87.3	0.3
	Other long-term liabilities	10.2	—

Other Derivative Instruments:
Asset derivative instruments	Other current assets	1.8	4.1
Liability derivative instruments	Accrued expense and other	1.8	11.4

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,868.4 million and $2,670.8 million as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2025, depreciation expense totaled approximately $66.5 million and $204.8 million, respectively, compared to $72.7 million and $213.9 million, respectively, in the prior year comparative periods.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 12:	Leases
New Corporate Headquarters Lease
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters, as well as integrating our research and development and technical operations teams alongside our North American commercial organization. As part of a multi-year real estate consolidation plan that is expected to result in a reduction of approximately 40% of our real estate footprint in Massachusetts, this new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028. The estimated minimum lease payments as a result of the new lease total approximately $1.5 billion over the initial lease term. We have an option to extend the lease for three extension periods of five years each and one six month short-term extension, at then market-based rates. We will account for this lease as a right-of-use asset and lease liability upon the lease commencement date.
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
We incurred approximately $13.9 million of costs associated with this offering which have been recorded as a reduction to the carrying amount of the debt on our condensed consolidated balance sheets. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The discounts will be amortized as additional interest expense over the period from issuance through maturity using the effective interest rate method.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and nine months ended September 30, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2025.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended September 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, June 30, 2025	$(112.0)	$(15.6)	$(110.5)	$(238.1)
Other comprehensive income (loss) before reclassifications	6.3	—	(3.2)	3.1
Amounts reclassified from AOCI	20.2	—	—	20.2
Net current period other comprehensive income (loss)	26.5	—	(3.2)	23.3
Balance, September 30, 2025	$(85.5)	$(15.6)	$(113.7)	$(214.8)

	For the Nine Months Ended September 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)
Other comprehensive income (loss) before reclassifications	(161.6)	1.0	57.5	(103.1)
Amounts reclassified from AOCI	24.5	—	—	24.5
Net current period other comprehensive income (loss)	(137.1)	1.0	57.5	(78.6)
Balance, September 30, 2025	$(85.5)	$(15.6)	$(113.7)	$(214.8)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended September 30, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, June 30, 2024	$9.8	$(2.7)	$(153.1)	$(146.0)
Other comprehensive income (loss) before reclassifications	(49.1)	0.3	41.0	(7.8)
Amounts reclassified from AOCI	8.1	—	—	8.1
Net current period other comprehensive income (loss)	(41.0)	0.3	41.0	0.3
Balance, September 30, 2024	$(31.2)	$(2.4)	$(112.1)	$(145.7)

	For the Nine Months Ended September 30, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2023	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	(11.4)	0.2	14.0	2.8
Amounts reclassified from AOCI	5.2	—	—	5.2
Net current period other comprehensive income (loss)	(6.2)	0.2	14.0	8.0
Balance, September 30, 2024	$(31.2)	$(2.4)	$(112.1)	$(145.7)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gains (losses) on cash flow hedges	$(29.1)	$(7.6)	$(41.1)	$2.9	Revenue
	6.7	(1.5)	14.0	(8.5)	Operating expense
	(0.1)	(0.1)	(0.3)	(0.2)	Other (income) expense, net
	2.3	1.1	2.9	0.6	Income tax (benefit) expense
Total reclassifications, net of tax	$(20.2)	$(8.1)	$(24.5)	$(5.2)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Numerator:
Net income attributable to Biogen Inc.	$466.5	$388.5	$1,341.8	$1,365.5
Denominator:
Weighted average number of common shares outstanding	146.6	145.7	146.4	145.5
Effect of dilutive securities:
Time-vested restricted stock units	0.5	0.3	0.4	0.4
Performance stock units settled in stock	—	0.1	—	0.1
Dilutive potential common shares	0.5	0.4	0.4	0.5
Shares used in calculating diluted earnings per share	147.1	146.1	146.8	146.0
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Research and development	$28.8	$69.8	$91.0	$124.5
Selling, general and administrative	49.6	61.3	149.6	150.9
Subtotal	78.4	131.1	240.6	275.4
Capitalized share-based compensation costs	(3.1)	(2.4)	(9.4)	(8.0)
Share-based compensation expense included in total cost and expense	75.3	128.7	231.2	267.4
Income tax effect	(14.4)	(24.2)	(45.3)	(50.5)
Share-based compensation expense included in net income attributable to Biogen Inc.	$60.9	$104.5	$185.9	$216.9
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Time-vested restricted stock units	$60.1	$59.1	$186.8	$174.7
Performance stock units settled in stock	15.5	13.0	44.1	35.2
Employee stock purchase plan	1.8	1.9	6.9	8.2
Performance stock units settled in cash	—	(0.5)	—	(2.5)
Stock options	1.0	1.0	2.8	2.8
Market stock units	—	0.2	—	0.6
HI-Bio equity awards(1)	—	56.4	—	56.4
Subtotal	78.4	131.1	240.6	275.4
Capitalized share-based compensation costs	(3.1)	(2.4)	(9.4)	(8.0)
Share-based compensation expense included in total cost and expense	$75.3	$128.7	$231.2	$267.4

(1) Relates to the HI-Bio equity-based compensation expense attributable to the post-acquisition service period, associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

Note 17:	Income Taxes
2025 OBBBA Tax Provisions
On July 4, 2025, the U.S. signed into law the H.R.1 legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14", commonly referred to as the OBBBA.
The OBBBA contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not result in any material adjustments to our total income tax provision for the three and nine months ended September 30, 2025, and we have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	1.7	2.5	1.7	1.7
Taxes on foreign earnings, including valuation allowances	(5.0)	(11.9)	(7.2)	(7.0)
Tax credits	(1.6)	(1.2)	(1.8)	(1.7)
Purchased inventory valuation step-up and intangible assets	2.4	3.3	2.3	2.0
GILTI	(1.2)	(1.1)	(1.0)	(1.4)
Share-based compensation awards	—	—	1.1	0.2
OBBBA enactment	(2.1)	—	(0.7)	—
Other, including permanent items	1.1	1.3	1.4	0.6
Effective tax rate	16.3%	13.9%	16.8%	15.4%

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Changes in Tax Rate
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the increases in our effective tax rates were partially driven by changes in the territorial mix of our profitability, partially offset by the impact of the OBBBA enactment.
The nine months ended September 30, 2025, compared to the same period in 2024, also reflects the impacts of certain share-based compensation awards that vested during the first quarter of 2025 and a decrease in our estimate of Pillar Two minimum tax liabilities.
For the three and nine months ended September 30, 2024, our effective tax rates benefited from a decrease in our valuation allowance, partially offset by the impact of certain foreign uncertain tax positions.
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

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest income	$(31.6)	$(11.6)	$(87.8)	$(49.1)
Interest expense	67.4	59.8	200.0	190.3
(Gains) losses on investments, net	3.8	(39.1)	34.1	22.2
Foreign exchange (gains) losses, net	10.3	4.9	16.9	25.6
Other, net	(15.8)	0.8	(12.0)	4.7
Total other (income) expense, net	$34.1	$14.8	$151.2	$193.7
The (gains) losses on investments, net, as reflected in the table above, relate to equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net (gains) losses recognized on equity securities	$3.8	$(39.1)	$34.1	$21.9
Less: Net (gains) losses realized on equity securities	7.0	(10.9)	1.6	(5.4)
Net unrealized (gains) losses recognized on equity securities	$(3.2)	$(28.2)	$32.5	$27.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The net unrealized gains recognized during the three months ended September 30, 2025, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $3.8 million.
The net unrealized gains recognized during the three months ended September 30, 2024, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $53.3 million, partially offset by a decrease in the fair value of Sage common stock of approximately $22.7 million.
The net unrealized losses recognized during the nine months ended September 30, 2025, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $41.9 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.
The net unrealized losses recognized during the nine months ended September 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage common stock of approximately $90.2 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $70.1 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of September 30, 2025	As of December 31, 2024
Revenue-related reserves for discounts and allowances	$1,062.3	$937.5
Employee compensation and benefits	310.7	375.8
Collaboration expense	268.7	309.0
Royalties and licensing fees	320.2	190.2
Current portion of contingent consideration obligations	148.6	291.2
Derivative liabilities	89.1	11.7
Other	574.0	692.3
Total accrued expense and other	$2,773.6	$2,807.7
Other Long-term Liabilities
Other long-term liabilities were $761.8 million and $732.3 million as of September 30, 2025 and December 31, 2024, respectively, and included accrued income taxes totaling $164.7 million and $156.7 million, respectively.

Note 19:	Collaborative and Other Relationships
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma, and, following its approval in October 2025, lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
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
Eisai Co., Ltd.
LEQEMBI (lecanemab) Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize LEQEMBI (lecanemab), an anti-amyloid antibody for the treatment of Alzheimer's disease. The FDA granted traditional approval of LEQEMBI in July 2023. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Outside of the U.S., LEQEMBI is now approved in the E.U. (April 2025), Australia (September 2025), China (January 2024), Japan (September 2023) and other international markets. LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease was approved in the U.S. and China in January 2025 and September 2025, respectively, and LEQEMBI subcutaneous autoinjector (IQLIK) for weekly maintenance dosing was approved in the U.S. in August 2025.
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
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$70.9	$77.7	$178.4	$255.6
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	35.4	38.8	89.2	127.8
Total sales and marketing expense incurred by the LEQEMBI Collaboration	176.8	164.6	525.7	476.2
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	88.3	82.3	262.8	238.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Amounts receivable from Eisai related to the agreements discussed above were approximately $103.8 million and $16.7 million as of September 30, 2025 and December 31, 2024, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $97.9 million and $138.0 million as of September 30, 2025 and December 31, 2024, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Total UCB collaboration development expense	$23.2	$19.2	$62.8	$52.3
Biogen's share of the UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	11.6	9.5	31.4	26.1
Supernus Pharmaceuticals, Inc. (previously Sage Therapeutics, Inc.)
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize ZURZUVAE (zuranolone) for the treatment of PPD. In July 2025 Sage was acquired by Supernus. ZURZUVAE was approved in the U.S. in August 2023 and in the E.U. in September 2025.
Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Supernus potential tiered royalties in the high-teens to low-twenties percentages. During the fourth quarter of 2023 we accrued a milestone payment due to Supernus of $75.0 million upon the first commercial sale of ZURZUVAE for PPD in the U.S., which was recorded within intangible assets, net in our condensed consolidated balance sheets, and subsequently paid in January 2024.
We share 50.0% of the net collaboration results in the U.S. with Supernus, which are recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and nine months ended September 30, 2025, we recognized net profit-sharing expense of approximately $20.7 million and $48.6 million, respectively, to reflect Supernus' 50.0% share of the net collaboration results in the U.S., compared to net profit-sharing expense of approximately $9.0 million and $20.5 million, respectively, in the prior year comparative periods.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development and sales and marketing expense related to the Supernus collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Total Supernus collaboration development expense	$(1.7)	$8.4	$2.2	$29.6
Biogen's share of the Supernus collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	(0.9)	4.2	1.1	14.8
Total sales and marketing expense incurred by the Supernus collaboration	41.8	28.4	131.0	82.9
Biogen's share of the Supernus collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	20.9	14.2	65.5	41.5
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
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Total Denali collaboration development expense	$11.4	$14.9	$36.3	$44.5
Biogen's share of the Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	6.9	8.9	21.8	26.7
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
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2025. We may also pay Stoke potential development and commercial milestone payments of up to $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Stoke tiered royalties on potential net sales of any products developed under this collaboration in the low-double digit to high-teen percentages.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.
A summary of development expense related to the Stoke collaboration agreement is as follows:

(In millions)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Total Stoke collaboration development expense	$9.1	$21.9
Biogen's share of the Stoke collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	2.8	6.6

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
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and nine months ended September 30, 2025, we recognized net profit-sharing expense of approximately $66.5 million and $171.7 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to net profit-sharing expense of approximately $60.3 million and $176.8 million, respectively, in the prior year comparative periods.
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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $4.8 million and $7.6 million as of September 30, 2025 and December 31, 2024, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $45.3 million and $60.8 million as of September 30, 2025 and December 31, 2024, respectively.
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
Royalty Pharma Funding Arrangement
In February 2025 we entered into a funding agreement with Royalty Pharma under which we will receive up to $200.0 million in 2025 and up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. We plan to recognize this funding as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expense. For the three and nine months ended September 30, 2025, we recorded reductions to research and development expense of $50.0 million and $150.0 million, respectively, within our condensed consolidated statements of income.
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
During the first quarter of 2025 we accrued a milestone payment due to MorphoSys of $35.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR, which was recorded within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income for the nine months ended September 30, 2025, and paid in April 2025.
During the second quarter of 2025 we accrued a milestone payment due to MorphoSys of $30.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN, which was recorded within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income for the nine months ended September 30, 2025, and paid in July 2025.
City Therapeutics, Inc.
In May 2025 we entered into a strategic research arrangement with City Therapeutics to develop select novel RNAi therapies. Through this arrangement, City Therapeutics will leverage its next-generation RNAi engineering technologies to develop an RNAi trigger molecule combined with our proprietary drug delivery technology. The collaboration will initially focus on a single target that mediates key CNS diseases, utilizing tissue enhanced delivery technologies with the aim of allowing for systemic administration of medicines. We will be responsible for IND-enabling studies and global clinical development along with any regulatory submissions and all activities related to commercialization.
In connection with the closing of this transaction we made an upfront payment of $16.0 million to City Therapeutics, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2025, and invested $30.0 million in exchange for a City Therapeutics convertible note, representing a minority equity interest in City Therapeutics, if converted. This convertible note was recorded as a component of investments and other assets within our condensed consolidated balance sheets as of September 30, 2025.

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
As of September 30, 2025 and December 31, 2024, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $44.8 million and $23.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
In June 2022, Fresenius Kabi filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging infringement of the French counterpart of EP ‘3 145 488 Patent (the EP '488 Patent) by a formulation of IMRALDI no longer commercialized in France. Fresenius Kabi alleges damages of €13,450,000 plus interest and costs. Biogen disputes infringement and the validity of the patent.
In May 2025 the Higher Regional Court of Düsseldorf held that a formulation of IMRALDI we no longer commercialize in Germany infringed the German counterpart of the EP '488 Patent and enjoined infringement and declared Fresenius Kabi's right to seek damages. Biogen has requested review of the decision by Germany's Federal Court of Justice and has challenged the validity of the patent in a separate proceeding.
Litigation with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a U.K. company. In 2019 Shareholder Representative Services LLC, on behalf of former shareholders of Convergence, asserted claims of $200.0 million for alleged breaches of the contract pursuant to which we acquired Convergence and in June 2023 it and former Convergence shareholders filed a suit against us in the High Court of Justice of England and Wales asserting one of the 2019 claims and seeking payment of $49.9 million, plus interest and costs. A final decision is pending.
Humana Patient Assistance Litigation
In February 2025 Humana filed suit against Biogen Inc., Biogen U.S. Corp. and Advanced Care Scripts, Inc. in Jefferson Circuit Court in Kentucky alleging damages related to providing MS patients with free medications and to charitable contributions to non-profit organizations that provide financial assistance to MS patients. Humana alleges breach of contract, fraud and other claims under various state laws and seeks damages, attorneys' fees and costs.
Genentech Litigation
In February 2023 Genentech Inc. filed suit in the U.S. District Court for the Northern District of California claiming that it was owed royalties on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen. In September 2025 the Court ordered that Biogen is liable to pay Genentech damages of approximately $88.3 million plus interest (approximately $35.9 million as of September 30, 2025), which continues to accrue. Final judgment has not yet entered.
Lender Litigation
In April 2025, by agreement of the parties, the court discontinued with prejudice the previously disclosed suit filed in 2024 by BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP against us and Reata Pharmaceuticals, Inc. in the Supreme Court of the State of New York alleging breach of a loan agreement.
Antitrust Litigation
In August 2024 we were sued by Local No. 1 Health Fund and in September 2024 we were sued by the Mayor and City Council of Baltimore, New York State Teamsters Council Health and Hospital Fund, Teamsters Local 237 Welfare Fund and Teamsters Local 237 Retirees' Benefit Fund, in cases filed in the U.S. District Court for the Northern District of Illinois. After the cases were consolidated for pre-trial purposes, these plaintiffs and UFCW Local 1500 Welfare Fund sued us in a consolidated amended complaint filed in November 2024. The plaintiffs allege violations of federal antitrust laws including 15 U.S.C. §§ 1, 2 and 13(c) and of various state laws, based on our contracts with

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
pharmacy benefit managers related to TECFIDERA and VUMERITY. Plaintiffs seek declarations of the actions as class actions, monetary, declaratory and equitable relief, and attorneys' fees and costs. In June 2025 the court dismissed the case without prejudice and granted the plaintiffs leave to amend the complaint. In August 2025 plaintiffs filed a second amended complaint adding Jacksonville Police Officers and Fire Fighters Health Insurance Trust as a plaintiff, alleging violation of the same laws as alleged in the dismissed complaint, and adding a claim under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c). The plaintiffs filed a third amended complaint in October 2025, removing the New York State Teamsters Council Health and Hospital Fund as a party.
In September 2025 Walgreen Co. and The Kroger Co. filed a complaint alleging violations of 15 U.S.C. §§ 1 and 2 based on our contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY and seeking monetary, declaratory and equitable relief, and attorneys' fees and costs.
Neurimmune Litigation
In May 2025 we filed suit against Neurimmune Holding AG and Neurimmune Subone AG (collectively, "Neurimmune") in the District Court seeking declaratory judgment and permanent injunctive relief regarding our rights under a terminated collaboration agreement related to aducanumab. In September 2025 Neurimmune asserted counterclaims for declaratory judgment, breach of contract and unfair competition under Massachusetts G.L. 93A and seeking monetary, declaratory and equitable relief and attorneys' fees and costs.
TECFIDERA E.U. Litigation
In November 2023 we sued Neuraxpharm Pharmaceuticals S.L. and Neuraxpharm Netherlands B.V. (collectively, Neuraxpharm), Zaklady Farmaceutyzne Polpharma S.A. (Polpharma), Sandoz B.V. (Sandoz), Mylan Ireland Ltd. and Mylan B.V. in the District Court of Amsterdam, Netherlands for damages, alleging violation of our regulatory marketing protection by their sales of generic versions of TECFIDERA. In March 2024 we obtained an injunction against Sandoz enjoining Netherlands sales of its generic version of TECFIDERA. In October 2024 Neuraxpharm, Polpharma and Sandoz counterclaimed for damages based on our actions to enforce TECFIDERA's regulatory marketing protection.
In May 2024 we obtained an injunction in the Danish Maritime and Commercial High Court against Sandoz A/S (reversed on appeal) enjoining Danish sales of its generic version of TECFIDERA and in June 2024 we sued Sandoz A/S for damages, alleging violation of our regulatory marketing protection. In November 2024 Sandoz A/S counterclaimed for damages based on our actions to enforce TECFIDERA's regulatory marketing protection. These cases are stayed.
In September 2025 the European General Court annulled the May 2023 European Commission decision granting TECFIDERA an additional year of regulatory marketing protection extending until February 2025.
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
In September 2025 we received a Civil Investigative Demand from the Louisiana Department of Justice for information regarding our policies relating to the purchase of drugs by healthcare organizations that are covered entities under Section 340B of the Public Health Service Act.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Total revenue	$2,534.7	$2,465.8	$7,611.2	$7,221.2
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	384.0	468.2	1,261.2	1,204.3
Royalty cost of sales	290.4	170.5	647.5	522.6
Research and development:
Research and discovery	41.0	48.3	131.9	141.6
Early stage programs	59.9	64.1	184.2	214.8
Late stage programs	60.4	56.3	154.4	135.6
Marketed products	107.7	126.0	284.9	414.1
Other research and development costs(1)	167.1	221.5	513.8	560.9
Acquired in-process research and development, upfront and milestone expense	2.1	26.5	249.4	42.5
Selling, general and administrative	594.8	588.4	1,751.1	1,723.7
Other segment expense(2)	360.8	307.5	1,091.0	895.6
Net Income attributable to Biogen Inc.	$466.5	$388.5	$1,341.8	$1,365.5

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

Note 23:	Subsequent Events
Vanqua Bio, Inc.
In October 2025 we entered into a license agreement with Vanqua to acquire the worldwide rights to Vanqua's preclinical oral C5aR1 antagonist compound. In connection with the closing of this transaction, we expect to make an upfront payment to Vanqua of $70.0 million during the fourth quarter of 2025, which will be recognized within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income.
Sale of BYOOVIZ and OPUVIZ Rights
In October 2025 we completed the sale of our remaining commercial rights to two ophthalmology assets in Europe: BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and OPUVIZ, an aflibercept biosimilar referencing EYLEA. Samsung Bioepis will have full responsibility for commercialization of BYOOVIZ upon the transfer of commercial rights from Biogen back to Samsung Bioepis, effective as of January 2026.
We expect to recognize a minimal gain within our condensed consolidated statements of income during the fourth quarter of 2025.

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
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and, following its approval in October 2025, lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group.
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
Our products and revenue streams continue to face increasing competition in many markets from the introduction of new originator therapies, generics, biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products has, and in the future, may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which can negatively impact our revenue. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to set prices for certain drugs in Medicare. We expect drug pricing and other healthcare costs will continue to be subject to political and societal pressures on a global basis. As the policy environment remains dynamic, we will continue to monitor how uncertainty with respect to how the U.S. and foreign tariffs and the U.S. and international pricing may impact our business in the future.
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
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline. We are defending the validity of our EP 2 653 873 patent related to TECFIDERA which expires in 2028 in opposition proceedings before the Technical Boards of Appeal of the European Patent Office in November 2025. We are also engaged in litigation in Europe to defend and enforce national counterparts of our EP 2 653 873 patent, with mixed results as we have been unsuccessful in enjoining generic entry in several significant European markets.
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
BUSINESS UPDATE REGARDING MACROECONOMIC CONDITIONS AND OTHER POTENTIAL DISRUPTIONS
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
We have significant manufacturing presence in the U.S. While our portfolio is evolving, approximately three quarters of our 2024 U.S. product revenue was attributable to products which were largely manufactured in the U.S. However, we, and the pharmaceutical industry, do utilize partners and production facilities located outside the U.S. for certain raw materials, ingredients, processes and components for our pharmaceutical products and their delivery devices. Engaging alternative suppliers may involve seeking additional regulatory approvals and incurring additional costs and risks associated with new suppliers. This may be costly in terms of time and resources needed or result in delays.
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
We currently do not expect a material impact in 2025 from potential tariffs as previously announced by the U.S. Administration during 2025, even if the exemption for pharmaceuticals were to be removed. This is based on the expected timing of any potential tariffs, our manufacturing footprint, and our inventory levels and positioning, although the actual impact of tariffs on our business and financial condition may differ materially from our current expectations. We will continue to monitor the current and future global tariff landscape as it evolves.
GEOPOLITICAL TENSIONS
The ongoing geopolitical tensions related to Russia's invasion of Ukraine and the military conflict in the Middle East have resulted in global business disruptions and economic volatility. For example, sanctions and other restrictions have been levied on the government and businesses in Russia. Although we do not have affiliates or employees in either Russia or Ukraine, we do provide various therapies to patients in Russia through a distributor. Government sanctions on the export of certain manufacturing materials to Russia may delay or limit our ability to get new products approved. The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict between Russia and Ukraine, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia.
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 1.0% of total revenue for the three and nine months ended September 30, 2025 and 2024. Additionally, revenue generated from sales in the Middle East region represents less than 2.0% of total revenue for the three and nine months ended September 30, 2025 and 2024.
INFLATION REDUCTION ACT OF 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2025 and 2024. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We continue to assess its potential impact on our business and results of operations as further information becomes available.
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
The OBBBA did not result in any material adjustments to our total income tax provision for the three and nine months ended September 30, 2025, and we have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment. However, given the complexity of tax laws, related regulations and interpretations, our current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions.
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

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, reflects the following:

TOTAL REVENUE
Increased
$68.9 million or 2.8%

DILUTED EARNINGS PER SHARE
Increased
$0.51 or 19.2%

PRODUCT REVENUE, NET
Increased
$77.5 million or 4.4%

•MS revenue increased $7.6 million, or 0.7%
•Rare disease revenue increased $38.5 million, or 7.8%
•The increase in MS product revenue was primarily due to an increase in U.S. VUMERITY driven by higher demand, timing of shipments and favorable pricing dynamics, partially offset by a decrease in global TECFIDERA demand due to increased competition outside the U.S. from generic competition. MS product revenue in the U.S. also benefited from favorable commercial mix and approximately $38.0 million of favorable changes in estimates from discounts and allowances.
•The increase in rare disease product revenue was primarily due to our new product launches, including global SKYCLARYS revenue of $132.9 million and global QALSODY revenue of $26.4 million in the third quarter of 2025.
•ZURZUVAE revenue of $55.3 million in the third quarter of 2025 was driven by the continued launch in the U.S.

TOTAL COST AND EXPENSE
Decreased
$37.4 million or 1.9%

•Cost of sales increased $35.7 million, or 5.6%
•R&D expense decreased $80.1 million, or 15.5%
•SG&A expense increased $6.4 million, or 1.1%
•The increase in cost of sales was primarily due to a charge recorded during the third quarter of 2025 of approximately $104.3 million related to a litigation matter and higher SKYCLARYS inventory step-up amortization costs, partially offset by lower cost of contract manufacturing revenue driven by the timing of batch releases and lower inventory write-offs during the third quarter of 2025.
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
•The increase in SG&A expense was primarily due to increases in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash, cash equivalents and marketable securities totaled approximately $4.0 billion as of September 30, 2025, compared to approximately $2.4 billion as of December 31, 2024.
•We generated approximately $1.7 billion of net cash flow from operations for the nine months ended September 30, 2025, compared to approximately $2.1 billion in the prior year comparative period.
•The year-over-year reduction in net cash flow from operations was due in part to higher worldwide tax payments in 2025 of approximately $840.7 million driven by the timing of estimated payments.
•In May 2025 we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity.

RECENT DEVELOPMENTS
2025 ACQUISITIONS, COLLABORATIVE AND OTHER RELATIONSHIPS
ALCYONE THERAPEUTICS, INC.
In September 2025 we entered into a definitive agreement to acquire all of the issued and outstanding shares of Alcyone Therapeutics, Inc., a clinical-stage biotechnology company focused on pediatric care through precision CNS therapeutics and dosing platforms. Alcyone's lead asset is ThecaFlex DRx, an implantable subcutaneous port and catheter device being investigated for the intrathecal delivery of ASOs, which is designed to provide an alternative to repeat lumbar punctures in chronic intrathecal administration of medicines.
We have agreed to pay an upfront cash payment of $85.0 million upon closing, plus additional potential amounts payable upon the achievement of certain milestones related to the development and regulatory approval of ThecaFlex DRx for administering SPINRAZA and additional pipeline products.
We plan to account for this proposed acquisition as an asset acquisition as the value being acquired primarily relates to a single asset and plan to record the upfront payment within acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income upon the completion of this proposed acquisition. We anticipate the proposed acquisition to close during the fourth quarter of 2025, subject to the satisfaction of customary closing conditions. Under the terms of this proposed acquisition, we expect to oversee the end-to-end development, manufacturing and commercialization of ThecaFlex DRx.
Alcyone's remaining therapeutic assets would be divested from Alcyone into Neela Therapeutics, Inc., a newly formed independent company, prior to the closing of this proposed acquisition. We anticipate to make a convertible debt investment of up to $5.0 million in Neela Therapeutics. Inc.
For additional information on our proposed acquisition of Alcyone, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CITY THERAPEUTICS, INC. COLLABORATION
In May 2025 we entered into a strategic research arrangement with City Therapeutics to develop select novel RNAi therapies. Through this arrangement, City Therapeutics will leverage its next-generation RNAi engineering technologies to develop an RNAi trigger molecule combined with our proprietary drug delivery technology. The collaboration will initially focus on a single target that mediates key CNS diseases, utilizing tissue enhanced delivery technologies with the aim of allowing for systemic administration of medicines. We will be responsible for IND-enabling studies and global clinical development along with any regulatory submissions and all activities related to commercialization.
In connection with the closing of this transaction we made an upfront payment of $16.0 million to City Therapeutics, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2025, and invested $30.0 million in exchange for a City Therapeutics convertible note, representing a minority equity interest in City Therapeutics, if converted. This convertible note was recorded as a component of investments and other assets within our condensed consolidated balance sheets as of September 30, 2025.
For additional information on our strategic research arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
STOKE THERAPEUTICS, INC. COLLABORATION
In February 2025 we entered into a collaboration and license agreement with Stoke to co-develop and commercialize zorevunersen, an investigational ASO that targets the SCN1A gene for the potential treatment of Dravet syndrome, a rare form of genetic epilepsy associated with refractory seizures and neurodevelopmental impairments. Zorevunersen dosed its first patient in August 2025, advancing zorevunersen to a global Phase 3 trial. Under the terms of this agreement, Stoke will continue to lead global development and retain exclusive development and commercialization rights for zorevunersen in the U.S., Canada and Mexico and we will have exclusive rights to commercialize zorevunersen in the rest of the world.

In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized as acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2025.
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
ROYALTY PHARMA FUNDING ARRANGEMENT
In February 2025 we entered into a funding agreement with Royalty Pharma under which we will receive up to $200.0 million in 2025 and up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. We plan to recognize this funding as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expense. For the three and nine months ended September 30, 2025, we recorded reductions to research and development expense of $50.0 million and $150.0 million, respectively, within our condensed consolidated statements of income.
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
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. consisted of the following:
•In August 2025 the FDA approved the BLA for LEQEMBI subcutaneous autoinjector (IQLIK) for weekly maintenance dosing.
•In January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets consisted of the following:
•In October 2025 Health Canada issued a Notice of Compliance with Conditions for LEQEMBI for the treatment of adult patients with a clinical diagnosis of mild cognitive impairment or mild dementia due to Alzheimer's disease who are either apolipoprotein E ε4 non-carriers or heterozygotes and who have confirmed amyloid pathology.
•In September 2025 the National Medical Products Administration in China approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
•In September 2025 the Therapeutic Goods Administration of Australia approved LEQEMBI for adults who are either apolipoprotein E ε4 non-carriers or heterozygous carriers.
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
ZURZUVAE (zuranolone)
•In September 2025 the EC approved ZURZUVAE in the E.U. for the treatment of PPD in adults following childbirth, offering the first and only treatment indicated for PPD in the E.U.
•In August 2025 the Medicines and Healthcare products Regulatory Agency in the U.K. granted marketing authorization for ZURZUVAE for moderate to severe PPD in the U.K.
SALANERSEN (BIIB115)
•In June 2025 we announced positive topline results from the Phase 1b study of salanersen, an ASO being developed for the treatment of SMA. Interim Phase 1b data shows children with SMA previously treated with gene therapy experienced a substantial slowing of neurodegeneration and clinically meaningful improvements in motor function following initiation of salanersen. We are currently engaging with regulators about the possibility of advancing salanersen to a Phase 3 registrational study.
OTHER KEY DEVELOPMENTS
FELZARTAMAB
•In June 2025 we announced the initiation of dosing in the global Phase 3 PREVAIL study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo on proteinuria and preservation of kidney function in adults diagnosed with IgAN. In connection with the initiation of this dosing we accrued a $30.0 million milestone payment to MorphoSys, which was subsequently paid in July 2025. Additionally, in June 2025 we announced the initiation of dosing in the global Phase 3 PROMINENT study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to tacrolimus in adults diagnosed with PMN.
•In March 2025 we announced the initiation of dosing in the global Phase 3 TRANSCEND study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo in adult kidney transplant recipients diagnosed with late AMR. In connection with the initiation of this dosing we paid a $35.0 million milestone payment to MorphoSys in April 2025.
SPINRAZA (nusinersen)
•In September 2025 the FDA issued a CRL for the supplemental NDA for a higher dose regimen of nusinersen for the treatment of SMA. The CRL requested an update to the technical information to be included in the Chemistry Manufacturing and Controls module of the supplemental NDA and did not cite any deficiencies in the clinical data of the high dose regimen. The CRL provided options for resolution and we have announced a plan to resubmit the application promptly based upon readily available information.
•In January 2025 the FDA accepted for review the supplemental NDA and the EMA validated the application for a higher dose regimen of nusinersen for SMA. The higher dose regimen of nusinersen comprises a more rapid loading regimen, two 50 mg-doses 14 days apart, and higher maintenance regimen, 28 mg, every four months, compared to the currently approved dose of SPINRAZA.
SKYCLARYS (omaveloxolone)
•In June 2025 we announced the initiation of dosing in the global Phase 3 BRAVE study. This study will evaluate the efficacy and safety of omaveloxolone in children with FA between the ages of two and sixteen years old.
•In April 2025 SKYCLARYS was approved by the Medicines and Healthcare products Regulatory Agency in the U.K. and in Brazil. In March 2025 SKYCLARYS was approved by Health Canada.
QALSODY (tofersen)
•In July 2025 the Medicines and Healthcare products Regulatory Agency in the U.K. approved QALSODY for the treatment of ALS in adults who have a mutation in the SOD1 gene.
•In March 2025 Health Canada issued marketing authorization with conditions for QALSODY for the treatment of ALS in adults who have a mutation in the SOD1 gene. The authorization is conditional, pending the results of trials to verify its clinical benefit.

BIIB080
•In April 2025 the FDA granted Fast Track designation to BIIB080, an investigational ASO therapy targeting tau for the potential treatment of Alzheimer's disease.
DISCONTINUED PROGRAMS AND STUDIES
SALE OF TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we received a payment of approximately $51.0 million in July 2025 and recognized a de minimis loss within our condensed consolidated statements of income for the nine months ended September 30, 2025.
For additional information on our sale of TOFIDENCE, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report.
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
NEW CORPORATE HEADQUARTERS LEASE
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters, as well as integrating our research and development and technical operations teams alongside our North American commercial organization. As part of a multi-year real estate consolidation plan that is expected to result in a reduction of approximately 40% of our real estate footprint in Massachusetts, this new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028.
For additional information on our lease agreement, please read Note 12, Leases, to our condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report. Revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2025		2024		$ Change	% Change
Product revenue, net:
United States	$935.3	36.9%	$813.0	33.0%	$122.3	15.0%
Rest of world	911.6	36.0	956.4	38.8	(44.8)	(4.7)
Total product revenue, net	1,846.9	72.9	1,769.4	71.8	77.5	4.4
Revenue from anti-CD20 therapeutic programs	493.9	19.4	446.2	18.1	47.7	10.7
Alzheimer's collaboration revenue(1)	42.7	1.7	18.6	0.8	24.1	129.6
Contract manufacturing, royalty and other revenue	151.2	6.0	231.6	9.3	(80.4)	(34.7)
Total revenue	$2,534.7	100.0%	$2,465.8	100.0%	$68.9	2.8%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2025		2024		$ Change	% Change
Product revenue, net:
United States	$2,630.2	34.5%	$2,405.8	33.3%	$224.4	9.3%
Rest of world	2,821.9	37.1	2,975.1	41.2	(153.2)	(5.1)
Total product revenue, net	5,452.1	71.6	5,380.9	74.5	71.2	1.3
Revenue from anti-CD20 therapeutic programs	1,339.4	17.6	1,284.7	17.8	54.7	4.3
Alzheimer's collaboration revenue(1)	130.6	1.7	33.2	0.5	97.4	293.4
Contract manufacturing, royalty and other revenue	689.1	9.1	522.4	7.2	166.7	31.9
Total revenue	$7,611.2	100.0%	$7,221.2	100.0%	$390.0	5.4%

(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended September 30,
	2025				2024
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$642.9	$418.6	$1,061.5	57.5%	$546.0	$507.9	$1,053.9	59.6%	$7.6	0.7%
Rare Disease	235.1	298.2	533.3	28.9	240.4	254.4	494.8	28.0	38.5	7.8
Biosimilars	2.0	194.8	196.8	10.6	4.3	192.3	196.6	11.1	0.2	0.1
Other(1)	55.3	—	55.3	3.0	22.3	1.8	24.1	1.3	31.2	129.5
Total product revenue, net	$935.3	$911.6	$1,846.9	100.0%	$813.0	$956.4	$1,769.4	100.0%	$77.5	4.4%

	For the Nine Months Ended September 30,
	2025				2024
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,790.7	$1,331.0	$3,121.7	57.2%	$1,631.6	$1,648.0	$3,279.6	60.9%	$(157.9)	(4.8)%
Rare Disease	700.9	938.7	1,639.6	30.1	703.8	749.0	1,452.8	27.0	186.8	12.9
Biosimilars	8.8	550.5	559.3	10.3	19.1	572.5	591.6	11.0	(32.3)	(5.5)
Other(1)	129.8	1.7	131.5	2.4	51.3	5.6	56.9	1.1	74.6	131.1
Total product revenue, net	$2,630.2	$2,821.9	$5,452.1	100.0%	$2,405.8	$2,975.1	$5,380.9	100.0%	$71.2	1.3%

(1) Other includes ZURZUVAE, FUMADERM and ADUHELM.

MULTIPLE SCLEROSIS
•Global VUMERITY revenue increased $56.5 million, from $158.1 million in 2024 to $214.6 million in 2025, or 35.7%, primarily due to an increase in U.S. VUMERITY driven by higher demand, timing of shipments and favorable pricing dynamics, as well as a favorable change in estimate of approximately $13.0 million related to rebates and discounts in the U.S.
•Global TYSABRI revenue increased $25.7 million, from $406.1 million in 2024 to $431.8 million in 2025, or 6.3%, primarily due to higher net pricing in the U.S. and a favorable change in estimate related to rebates and discounts in the U.S., partially offset by a decrease in global TYSABRI demand due to increased competition, including the impacts from a biosimilar entrant of TYSABRI in Europe.
•Global Interferon revenue increased $9.4 million, from $237.5 million in 2024 to $246.9 million in 2025, or 4.0%, primarily due to a favorable change in estimate of approximately $18.0 million related to rebates and discounts. This increase was partially offset by a decrease in rest of world Interferon revenue as patients continue to transition to higher efficacy therapies.
•Global TECFIDERA revenue decreased $64.6 million, from $232.8 million in 2024 to $168.2 million in 2025, or 27.7%, driven by a decrease in demand resulting from multiple TECFIDERA generic entrants.

•Global VUMERITY revenue increased $114.3 million, from $451.4 million in 2024 to $565.7 million in 2025, or 25.3%, primarily due to an increase in U.S. VUMERITY driven by higher demand and a favorable change in estimate of approximately $40.0 million related to rebates and discounts in the U.S., partially offset by charges related to the IRA redesign.
•Global TYSABRI revenue decreased $31.7 million, from $1,299.6 million in 2024 to $1,267.9 million in 2025, or 2.4%, primarily due to increased competition in rest of world, including the impacts from a biosimilar entrant of TYSABRI in Europe. The decrease was partially offset by a favorable change in estimate of approximately $16.0 million related to rebates and discounts and favorable inventory dynamics in the U.S.
•Global Interferon revenue decreased $12.1 million, from $732.0 million in 2024 to $719.9 million in 2025, or 1.7%, driven by a decrease in demand as patients transition to higher efficacy therapies, offset in part by a favorable change in estimate of approximately $32.0 million related to rebates and discounts in the U.S.
•Global TECFIDERA revenue decreased $171.4 million, from $739.3 million in 2024 to $567.9 million in 2025, or 23.2%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA. Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated and we expect to recognize minimal revenue in 2025.
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

RARE DISEASE

For the Three Months Ended
September 30, 2025 and 2024
(In millions)
$533.3
$58.3
$19.1
$220.8
$74.6
$7.3
$153.2
$494.8
$20.5
$5.6
$228.3
$81.8
$5.5
$153.1
Q3 '25
Q3 '24
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of World
QALSODY - Rest of World
SKYCLARYS - Rest of World

•U.S. SPINRAZA revenue increased $0.1 million, from $153.1 million in 2024 to $153.2 million in 2025, or 0.1%.
•Rest of world SPINRAZA revenue decreased $7.5 million, from $228.3 million in 2024 to $220.8 million in 2025, or 3.3%, partially due to lower demand and pricing adjustments during the third quarter of 2025, partially offset by the favorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $30.6 million, from $102.3 million in 2024 to $132.9 million in 2025, or 29.9%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe and certain markets in the Middle East, partially offset by an unfavorable Medicare-related adjustment in the U.S. during the third quarter of 2025 resulting from the IRA redesign.
•Global QALSODY revenue increased $15.3 million, from $11.1 million in 2024 to $26.4 million in 2025, or 137.8%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

•U.S. SPINRAZA revenue decreased $2.0 million, from $458.9 million in 2024 to $456.9 million in 2025, or 0.4%.
•Rest of world SPINRAZA revenue increased $40.8 million, from $692.9 million in 2024 to $733.7 million in 2025, or 5.9%, partially due to a one-time VAT refund received in 2025 of approximately $18.1 million and the timing of shipments in rest of world markets, partially offset by lower demand and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $106.8 million, from $280.3 million in 2024 to $387.1 million in 2025, or 38.1%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe and certain markets in the Middle East.
•Global QALSODY revenue increased $41.2 million, from $20.7 million in 2024 to $61.9 million in 2025, or 199.0%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

Rare disease revenue includes sales from SPINRAZA, QALSODY and SKYCLARYS, which became commercially available in the E.U. during the first quarter of 2024.
In 2025 we expect growth in rare disease revenue as we continue to launch SKYCLARYS in the U.S., Europe and in certain rest of world markets. We anticipate global SPINRAZA revenue growth to be relatively flat in 2025.

BIOSIMILARS
•For the three months ended September 30, 2025, compared to the same period of 2024, the increase in biosimilar revenue was primarily due to an increase in pricing driven by a one-time VAT refund received during the third quarter of 2025. The increase was offset by a decrease in sales volumes related to IMRALDI.
•For the nine months ended September 30, 2025, compared to the same period in 2024, the decrease in biosimilar revenue was primarily due to a decrease in sales volumes related to IMRALDI, the unfavorable impact of foreign currency exchange and a decrease in pricing due to competitive pressures in Europe.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Royalty revenue on sales of OCREVUS	$386.4	$346.8	$1,029.0	$985.8
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	101.0	94.8	292.4	285.3
Other revenue from anti-CD20 therapeutic programs	6.5	4.6	18.0	13.6
Total revenue from anti-CD20 therapeutic programs	$493.9	$446.2	$1,339.4	$1,284.7
ROYALTY REVENUE ON SALES OF OCREVUS
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the increases in royalty revenue on sales of OCREVUS were primarily due to sales growth of OCREVUS in the U.S.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the increases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to increases in sales volumes of GAZYVA of 8.7% and 12.9%, respectively.
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
For the three and nine months ended September 30, 2025, we recognized Alzheimer's collaboration revenue of approximately $42.7 million and $130.6 million, respectively, compared to $18.6 million and $33.2 million, respectively, in the prior year comparative periods. The increases were primarily due to higher sales volumes driven by the continued launch of LEQEMBI in the U.S. and international markets.
Additionally, for the nine months ended September 30, 2025, Alzheimer's collaboration revenue reflects the favorable impact from the timing of shipments to China during the second quarter of 2025 as we optimized our global inventory positions.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contract manufacturing revenue	$141.5	$221.9	$648.8	$474.1
Royalty and other revenue	9.7	9.7	40.3	48.3
Total contract manufacturing, royalty and other revenue	$151.2	$231.6	$689.1	$522.4
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
For the three months ended September 30, 2025, compared to the same period in 2024, the decrease in contract manufacturing revenue was primarily due to lower manufacturing batch releases during the third quarter of 2025 driven by the acceleration of timing for manufacturing batch releases during the first half of 2025, as discussed below.
For the nine months ended September 30, 2025, compared to the same period in 2024, the increase in contract manufacturing revenue was primarily driven by the accelerated timing of certain batch commitments related to our contract manufacturing business during the first half of 2025 in preparation for expected plant maintenance activities in the fourth quarter of 2025.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contractual adjustments	$632.2	$643.2	$1,970.6	$1,971.1
Discounts	213.7	207.8	609.2	612.7
Returns	3.5	5.4	21.7	28.7
Total discounts and allowances	$849.4	$856.4	$2,601.5	$2,612.5
For the three and nine months ended September 30, 2025, reserves for discounts and allowances as a percentage of gross product revenue were 31.2% and 32.0%, respectively, compared to 32.6% and 32.4%, respectively, in the prior year comparative periods.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the decreases in contractual adjustments were driven by favorable changes in estimates of approximately $45.0 million and $105.0 million, respectively, primarily due to lower managed care rebates, as well as lower co-pay assistance and Medicaid rebates in the U.S., offset in part by higher Medicare manufacturer reserves driven by the IRA Medicare Part D redesign and higher government rebates in rest of world.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three months ended September 30, 2025, compared to the same period in 2024, the increase in discounts was primarily driven by higher volume discounts in the U.S. and rest of world for TYSABRI, partially offset by lower purchase discounts in rest of world.
For the nine months ended September 30, 2025, compared to the same period in 2024, the decrease in discounts was primarily driven by lower purchase discounts in rest of world and lower volume discounts for U.S. biosimilars, partially offset by higher volume discounts in the U.S. for TYSABRI.
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
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the decreases in returns were primarily driven by lower returns in the U.S., partially offset by higher returns in rest of world.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$674.4	$638.7	$35.7	5.6%
Research and development	436.1	516.2	(80.1)	(15.5)
Acquired in-process research and development, upfront and milestone expense	2.1	26.5	(24.4)	(92.1)
Selling, general and administrative	594.8	588.4	6.4	1.1
Amortization and impairment of acquired intangible assets	135.7	130.3	5.4	4.1
Collaboration profit sharing/(loss reimbursement)	87.2	69.3	17.9	25.8
(Gain) loss on fair value remeasurement of contingent consideration	5.6	23.8	(18.2)	(76.5)
Restructuring charges	7.4	6.8	0.6	8.8
Other (income) expense, net	34.1	14.8	19.3	130.4
Total cost and expense	$1,977.4	$2,014.8	$(37.4)	(1.9)%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,908.7	$1,726.9	$181.8	10.5%
Research and development	1,269.2	1,467.0	(197.8)	(13.5)
Acquired in-process research and development, upfront and milestone expense	249.4	42.5	206.9	486.8
Selling, general and administrative	1,751.1	1,723.7	27.4	1.6
Amortization and impairment of acquired intangible assets	378.4	295.5	82.9	28.1
Collaboration profit sharing/(loss reimbursement)	220.3	197.3	23.0	11.7
(Gain) loss on fair value remeasurement of contingent consideration	28.4	23.8	4.6	19.3
Restructuring charges	42.0	24.9	17.1	68.7
Gain on sale of priority review voucher, net	—	(88.6)	88.6	nm
Other (income) expense, net	151.2	193.7	(42.5)	(21.9)
Total cost and expense	$5,998.7	$5,606.7	$392.0	7.0%

nm Not meaningful

COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Product	$384.0	$468.2	$1,261.2	$1,204.3
Royalty	290.4	170.5	647.5	522.6
Total cost of sales	$674.4	$638.7	$1,908.7	$1,726.9
PRODUCT COST OF SALES
For the three months ended September 30, 2025, compared to the same period in 2024, the decrease in product cost of sales was primarily due to lower cost of contract manufacturing revenue driven by the timing of batch releases and lower inventory write-offs, partially offset by higher SKYCLARYS inventory step-up amortization costs.
For the nine months ended September 30, 2025, compared to the same period in 2024, the increase in product cost of sales was primarily due to higher contract manufacturing revenue driven by the timing of batch releases and higher SKYCLARYS inventory step-up amortization costs, partially offset by lower inventory write-offs.
Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to lower margins associated with this business.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold or used for clinical purposes. We expect this amount to be fully amortized by the end of 2028. For the three and nine months ended September 30, 2025, amortization from the fair value step-up adjustment was approximately $61.5 million and $165.4 million, respectively, compared to $48.4 million and $136.6 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2024 Form 10-K.
Write Downs and Other Charges
We had no significant gross idle capacity charges for the three and nine months ended September 30, 2025 and 2024.
ROYALTY COST OF SALES
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the increases in royalty cost of sales were primarily due to a charge recorded during the third quarter of 2025 of approximately $104.3 million related to a litigation matter. For additional information on our litigation matters, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 17.2% and 20.9% for the three months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025, compared to the same period in 2024, the decrease in research and development was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program as well as $42.5 million of equity-based compensation expense recognized in 2024 related to the HI-Bio acquisition. This decrease was offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was offset by $50.0 million in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
Q3 2025 vs. Q3 2024
The decrease in early stage program expense was driven by a decrease in costs associated with:
•advancement of felzartamab for AMR, IgAN and PMN to late stage.
The decrease was partially offset by an increase in costs associated with:
•development of salanersen for the treatment of SMA
LATE STAGE PROGRAMS
Q3 2025 vs. Q3 2024
The increase in late stage program expense was driven by an increase in costs associated with:
•the development of felzartamab for AMR, IgAN and PMN; and
•development of litifilimab for the treatment of CLE and SLE, offset by Royalty Pharma funding of $50.0 million.
MARKETED PROGRAMS
Q3 2025 vs. Q3 2024
The decrease in marketed program expense was driven by a decrease in costs associated with:
•decreased spend on LEQEMBI for the treatment of Alzheimer's disease.
The decrease was partially offset by an increase in costs associated with:
•increased spend on SKYCLARYS for the treatment of pediatric FA.

Research and development expense, as a percentage of total revenue, was 16.7% and 20.3% for the nine months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025, compared to the same period in 2024, the decrease in research and development was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, approximately $48.5 million of step-up amortization related to SKYCLARYS inventory recorded in the second quarter of 2024 and approximately $42.5 million of equity-based compensation expense recognized in 2024 related to the HI-Bio acquisition. This decrease was offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was offset by $150.0 million in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
YTD 2025 vs. YTD 2024
The decrease in early stage programs was driven by a decrease in costs associated with:
•discontinuation of BIIB121 for the treatment of Angelman syndrome;
•advancement of litifilimab for the treatment of CLE into late stage;
•discontinuation of BIIB143 for the treatment of diabetic neuropathic pain; and
•discontinuation of BIIB105 for the treatment of ALS.
The decrease was partially offset by an increase in costs associated with:
•development of BIIB080 for the treatment of Alzheimer's disease;
•development of salanersen for the treatment of SMA;
•development of felzartamab for IgAN and PMN prior to advancement to late stage; and
•development of felzartamab for lupus nephritis.
LATE STAGE PROGRAMS
YTD 2025 vs. YTD 2024
The increase in late stage programs was driven by an increase in costs associated with:
•development of felzartamab for AMR, IgAN and PMN; and
•development of litifilimab for the treatment of CLE and SLE, offset by Royalty Pharma funding of $150.0 million.
MARKETED PROGRAMS
YTD 2025 vs. YTD 2024
The decrease in marketed programs was driven by a decrease in costs associated with:
•decreased spend on LEQEMBI for the treatment of Alzheimer's disease; and
•$48.5 million of step-up amortization related to SKYCLARYS inventory recorded in the prior year comparative period.

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
For the nine months ended September 30, 2025, compared to the same period in 2024, the increase in acquired in-process research and development, upfront and milestone expense was primarily due to a $30.0 million milestone payment to MorphoSys accrued during the second quarter of 2025 in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN, a $16.0 million upfront payment made to City Therapeutics in connection with the closing of our strategic research arrangement in May 2025, a $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement in February 2025, as well as a $35.0 million milestone payment to MorphoSys accrued during the first quarter of 2025 in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR.
For additional information on our arrangements with Stoke, MorphoSys and City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
SELLING, GENERAL AND ADMINISTRATIVE
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, selling, general and administrative expense increased by approximately 1.1% and 1.6%, respectively, primarily due to increases in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches. The increases were partially offset by the realization of our cost-reduction measures in connection with our Fit for Growth program.
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

For the three and nine months ended September 30, 2025, amortization of acquired intangible assets, excluding impairment charges, totaled $135.7 million and $374.9 million, respectively, compared to $110.1 million and $275.3 million, respectively, in the prior year comparative periods. The increases were primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the three months ended September 30, 2025, we had no impairment charges. For the nine months ended September 30, 2025, amortization and impairment of acquired intangible assets reflects the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio. For the three and nine months ended September 30, 2024, amortization and impairment of acquired intangible assets reflects impairment charges of approximately $20.2 million related to intangible assets associated with the termination of Samsung Bioepis' commercialization rights during the third quarter of 2024.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 7, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
COLLABORATION PROFIT SHARING/(LOSS REIMBURSEMENT)
Collaboration profit sharing/(loss reimbursement) includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and collaboration profit sharing/(loss reimbursement) related to Supernus' 50.0% share of the profit or loss in the U.S. related to ZURZUVAE for PPD.
For the three and nine months ended September 30, 2025, we recognized net profit-sharing expense of approximately $66.5 million and $171.7 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to net profit-sharing expense of approximately $60.3 million and $176.8 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2025, we recognized net profit-sharing expense of approximately $20.7 million and $48.6 million, respectively, to reflect Supernus' 50.0% share of the net collaboration results in the U.S., compared to net profit-sharing expense of approximately $9.0 million and $20.5 million, respectively, in the prior year comparative periods.
For additional information on our collaboration and license arrangements with Samsung Bioepis and Supernus, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
For the three and nine months ended September 30, 2025, changes in fair value of our contingent consideration obligations were primarily due to the passage of time.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment to be made to the former shareholders of HI-Bio, which we expect will be paid during the fourth quarter of 2025.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

RESTRUCTURING CHARGES
2023 FIT FOR GROWTH RESTRUCTURING PROGRAM
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reductions of approximately 1,400 employees and we expect to incur total restructuring charges of approximately $310.0 million, which were substantially achieved as of September 30, 2025.
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Three Months Ended September 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$0.4	$0.4	$—	$9.1	$9.1
Research and development	—	0.5	0.5	—	3.5	3.5
Restructuring charges	7.4	—	7.4	4.6	—	4.6
Total charges	$7.4	$0.9	$8.3	$4.6	$12.6	$17.2

	For the Nine Months Ended September 30,
	2025			2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$(2.8)	$(2.8)	$—	$12.5	$12.5
Research and development	—	6.9	6.9	—	10.6	10.6
Restructuring charges	41.6	—	41.6	20.2	—	20.2
Total charges	$41.6	$4.1	$45.7	$20.2	$23.1	$43.3
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
OTHER (INCOME) EXPENSE, NET
For the three months ended September 30, 2025, compared to the same period in 2024, the change in other (income) expense, net primarily reflects higher net gains on our holdings in equity securities in 2024, compared to net losses in 2025, as well as higher interest income in 2025 driven by higher cash balances.
For the nine months ended September 30, 2025, compared to the same period in 2024, the change in other (income) expense, net primarily reflects higher interest income in 2025 driven by higher cash balances.
We expect net interest expense will decrease as a result of higher interest income in 2025 driven by higher cash balances, partially offset by higher interest expense as a result of the issuance of our 2025 Senior Notes. For additional information related to our 2025 Senior Notes, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended September 30, 2025, net unrealized gains and realized losses on our holdings in equity securities were approximately $3.2 million and $7.0 million, respectively, compared to net unrealized and realized gains of approximately $28.2 million and $10.9 million, respectively, in the prior year comparative period.
•The net unrealized gains recognized during the three months ended September 30, 2025, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $3.8 million.

•The net unrealized gains recognized during the three months ended September 30, 2024, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $53.3 million, partially offset by a decrease in the fair value of Sage common stock of approximately $22.7 million.
For the nine months ended September 30, 2025, net unrealized and realized losses on our holdings in equity securities were approximately $32.5 million and $1.6 million, respectively, compared to net unrealized losses and realized gains of approximately $27.3 million and $5.4 million, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the nine months ended September 30, 2025, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $41.9 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.
•The net unrealized losses recognized during the nine months ended September 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage common stock of approximately $90.2 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $70.1 million.
INCOME TAX PROVISION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	2025	2024
Income before income tax (benefit) expense	$557.3	$451.0	$1,612.5	$1,614.5
Income tax (benefit) expense	90.8	62.5	270.7	249.0
Effective tax rate	16.3%	13.9%	16.8%	15.4%
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
For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the increases in our effective tax rates were partially driven by changes in the territorial mix of our profitability, partially offset by the impact of the OBBBA enactment.
The nine months ended September 30, 2025, compared to the same period in 2024, also reflects the impacts of certain share-based compensation awards that vested during the first quarter of 2025 and a decrease in our estimate of Pillar Two minimum tax liabilities.
For the three and nine months ended September 30, 2024, our effective tax rates benefited from a decrease in our valuation allowance, partially offset by the impact of certain foreign uncertain tax positions.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the three and nine months ended September 30, 2025 and 2024, reflects currently enacted legislation and guidance related to the OECD model rules. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of September 30, 2025 and December 31, 2024. On June 28, 2025, the G7 issued a statement stating that the G7 will work with the OECD to adjust the model rules such that the model rules would work side-by-side with the U.S. GILTI tax. At this stage, we do not believe the G7 statement impacts our financial results as of September 30, 2025.

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
The OBBBA did not result in any material adjustments to our total income tax provision for the three and nine months ended September 30, 2025, and we have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment. However, given the complexity of tax laws, related regulations and interpretations, our current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions.
For additional information on our income taxes, please read Note 17, Income Taxes, to our condensed consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2025	As of December 31, 2024	$ Change	% Change
Financial assets:
Cash and cash equivalents	$3,862.8	$2,375.0	$1,487.8	62.6%
Marketable securities — current	97.6	—	97.6	nm
Total cash, cash equivalents and marketable securities	$3,960.4	$2,375.0	$1,585.4	66.8%
Borrowings:
Current portion notes payable	$—	$1,748.6	$(1,748.6)	nm
Notes payable	6,285.1	4,547.2	1,737.9	38.2
Total borrowings	$6,285.1	$6,295.8	$(10.7)	(0.2)%
Working capital:
Current assets	$8,936.6	$7,456.8	$1,479.8	19.8%
Current liabilities	(3,290.0)	(5,528.8)	2,238.8	(40.5)
Total working capital	$5,646.6	$1,928.0	$3,718.6	192.9%

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
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment to be made to the former shareholders of HI-Bio, which we expect will be paid during the fourth quarter of 2025.

For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $5.6 billion and $1.9 billion as of September 30, 2025 and December 31, 2024, respectively. The change in working capital reflects an increase in total current assets of approximately $1.5 billion and a decrease in total current liabilities of approximately $2.2 billion. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$1,585.4 million increase in cash, cash equivalents and current marketable securities;
•$30.7 million decrease in accounts receivable, net related to our ongoing operations; and
•$251.1 million decrease in inventory primarily due to timing of production.
CURRENT LIABILITIES
•$1.7 billion decrease in the current portion of notes payable due to the redemption of our 4.050% Senior Notes due September 15, 2025, during the second quarter of 2025 prior to maturity;
•$445.0 million decrease in taxes payable primarily due to the timing of tax payments; and
•$34.1 million decrease in accrued expense and other primarily due to the timing of our annual incentive compensation payment and collaboration-related payments, partially offset by an increase in derivative contract liabilities.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of September 30, 2025, we had cash, cash equivalents and marketable securities totaling approximately $4.0 billion compared to approximately $2.4 billion as of December 31, 2024. The increase in the balance was primarily due to cash flows from operations, which includes $150.0 million of research and development funding received from Royalty Pharma, partially offset by worldwide tax payments of approximately $840.7 million, an upfront payment made to Stoke of $165.0 million in connection with the closing of our collaboration and license agreement, a milestone payment made to the former shareholders of HI-Bio of $150.0 million and a $46.0 million milestone and convertible note payment made in connection with our strategic research arrangement with City Therapeutics. During the second quarter of 2025 we received $1.75 billion in net proceeds from the issuance of our 2025 Senior Notes, which was offset by a $1.75 billion payment made for the redemption of our 4.050% Senior Notes due September 15, 2025, prior to maturity.
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
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	September 30, 2025	December 31, 2024
Denali	$103.9	$145.8
Sage(1)	—	33.9
Total	$103.9	$179.7

(1) In July 2025 Sage was acquired by Supernus. Prior to this acquisition, we disposed of all of our shares of Sage common stock in a block trade.

For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our 2025 Senior Notes, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
CASH FLOW
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	% Change
Net cash flow provided by (used in) operating activities	$1,692.7	$2,114.6	(20.0)%
Net cash flow provided by (used in) investing activities	(139.4)	(780.6)	(82.1)
Net cash flow provided by (used in) financing activities	(164.9)	(691.4)	(76.1)
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
For the nine months ended September 30, 2025, compared to the same period in 2024, the decrease in net cash flow provided by operating activities was primarily due to lower net income in 2025, which included $249.4 million of acquired in-process research and development, upfront and milestone payments, higher worldwide tax payments in 2025, as compared to the same period in 2024, of approximately $840.7 million and $287.4 million, respectively, driven by the timing of estimated payments, the timing of customer payments and higher employee-benefit payments made during the first quarter of 2025, compared to the same period in 2024. The decrease was offset in part by lower inventory levels and $150.0 million of research and development funding received from Royalty Pharma in 2025.
INVESTING ACTIVITIES
For the nine months ended September 30, 2025, compared to the same period in 2024, the change in net cash flow in investing activities was primarily due to the acquisition of HI-Bio for $1.15 billion in 2024, partially offset by cash proceeds received from the sale of TOFIDENCE of approximately $51.0 million during the third quarter of 2025, the 2024 receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis and the 2024 receipt of $103.0 million from the sale of one of our two PRVs.
FINANCING ACTIVITIES
For the nine months ended September 30, 2025, compared to the same period in 2024, the change in net cash flow in financing activities was primarily due to $1.75 billion in net proceeds received from the issuance of our 2025 Senior Notes, which was offset by a $1.75 billion payment made for the redemption of our 4.050% Senior Notes due September 15, 2025, as well as the first $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. Net cash flow used in financing activities during the nine months ended September 30, 2024, included the repayment of our 2023 Term Loan for $650.0 million.
For additional information on our Senior Notes and our 2023 Term Loan, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.

CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2055. As of September 30, 2025, our outstanding balance related to long-term debt was $6.3 billion, net of discounts and debt offering costs.
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
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2025 and December 31, 2024, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2024 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and nine months ended September 30, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2025.
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
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters, as well as integrating our research and development and technical operations teams alongside our North American commercial organization. As part of a multi-year real estate consolidation plan that is expected to result in a reduction of approximately 40% of our real estate footprint in Massachusetts, this new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028. The estimated minimum lease payments as a result of the new lease total approximately $1.5 billion over the initial lease term. We have an option to extend the lease for three extension periods of five years each and one six month short-term extension, at then market-based rates. We will account for this lease as a right-of-use asset and lease liability upon the lease commencement date.
Aside from our new lease agreement, there have been no material changes in our contractual obligations, including those related to our other lease agreements, since December 31, 2024.
CONTINGENT CONSIDERATION RELATED TO BUSINESS COMBINATIONS
In connection with our acquisition of HI-Bio in July 2024 we may make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration obligations associated with this acquisition at its fair value on the acquisition date and we revalue this obligation each reporting period. We may pay up to a total of $650.0 million in contingent development and regulatory milestone payments. The acquisition-date fair value of these milestones was approximately $485.1 million.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment to be made to the former shareholders of HI-Bio, which we expect will be paid during the fourth quarter of 2025.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of September 30, 2025, we could make potential future milestone payments to third parties of up to approximately $3.8 billion, including approximately $0.5 billion in development milestones, approximately $0.6 billion in regulatory milestones and approximately $2.7 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2025, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain research milestones are met, we may pay up to approximately $6.0 million in additional milestones in 2025 under our current agreements, excluding opt-in payments.
OTHER FUNDING COMMITMENTS
As of September 30, 2025, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $43.4 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of September 30, 2025. We have approximately $484.5 million in cancellable future commitments based on existing CRO contracts as of September 30, 2025.

TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2025, we have approximately $168.7 million of liabilities associated with uncertain tax positions.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2025, and is not expected to have a material impact on our results of operations or financial position in the future.

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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2025 and December 31, 2024, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $289.4 million and $191.7 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and the actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2025 and December 31, 2024.

ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of September 30, 2025, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
•safety or efficacy issues;
•limitations and additional pressures on product pricing or price increases, including those relating to inflation and those resulting from governmental or regulatory requirements, including those relating to any future potential drug price negotiation under the IRA or other legislative or executive acts; increased competition, including from generic or biosimilar versions of our products; or changes in, or implementation of, reimbursement policies and practices of payors and other third parties;
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
Our long-term success depends upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, as well as the development of additional indications for our existing products. Product development is very expensive and involves a high degree of uncertainty and risk and is not always successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the ASO platform and gene therapy, presents additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of a subcutaneous formulation of LEQEMBI as a starting dose in the U.S. and any delays or challenges may impact our ability to realize the anticipated benefits from LEQEMBI.
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
Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Clinical trials may indicate that our product candidates lack efficacy, have harmful side effects, result in unexpected adverse events or raise other concerns that may significantly reduce or delay the likelihood of regulatory approval. This may result in terminated programs, significant restrictions on use, safety warnings in an approved label, adverse placement within the treatment paradigm or significant reduction in the commercial potential of the product candidate.
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
The biopharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with companies that have a greater number of products on the market and in the product pipeline, substantially greater financial, marketing, research and development and other resources, and other technological or competitive advantages.
Our products continue to face increasing competition from the introduction of new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than our branded products. The introduction of such products as well as other lower-priced competing products has in the past reduced, and may in the future significantly reduce, both the price that we are able to charge for our products and the volume of products we sell, which has and may continue to negatively impact our revenue. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it has in the past and may in the future be automatically substituted for our product and significantly reduce our revenue in a short period of time.
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

Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to set prices for certain drugs in Medicare. We expect drug pricing and other healthcare costs to continue to be subject to political or societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country has limited, and may in the future limit, the revenue from our products within that country and has, and may in the future, also adversely affect our ability to secure acceptable prices in existing and potential new markets, which has limited, and may in the future limit, market growth and result in reductions in revenue. This has created, or may create, the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue. Additionally, in certain jurisdictions governmental health agencies are permitted to adjust, retroactively and/or prospectively, reimbursement rates for our products. Reimbursement for our products by governments, including the timing of any reimbursements, are also affected by budgetary or political constraints, particularly in challenging economic environments. Government agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that dictate the manner in which they spend money. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales or reimbursements of our products.
Competition from current and future competitors has and may continue to negatively impact our ability to maintain pricing and our market share. New products marketed by our competitors have caused and could continue to cause our revenue to decrease due to potential price reductions and lower sales volumes. Additionally, the introduction of generic or biosimilar versions of our products, follow-on products, prodrugs or products approved under abbreviated regulatory pathways has and may significantly reduce the price and the volume of products we sell.
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

•the inability of the parties to cooperate effectively, which could adversely affect product sales or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;
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
•disruptions, turnover or changes in strategy, priorities or capabilities at our collaborators resulting from, for example, a change in control, may impact the commercialization or manufacturing of our shared products and may result in loss of revenue or higher operating expense; and
•any improper conduct or actions on the part of our collaborators or third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, require management attention, impact the accuracy and timing of our financial reporting and/or adversely impact our business and our reputation.
Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed, revenue from products could decline and/or we may not realize the anticipated benefits of these arrangements.
Our results of operations may be adversely affected by current and potential future healthcare reforms including those contained in the PPACA, IRA, OBBBA and executive orders.
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on the cost of healthcare. Legislative and regulatory proposals, enactments to reform healthcare insurance programs (including those in the IRA and OBBBA) and increasing pressure from social sources could significantly influence the manner in which our products are prescribed, purchased and reimbursed. For example, provisions of the PPACA have resulted in changes in the way healthcare is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and under Section 340B of the Public Health Service Act and similar state legislation. These changes have had and are expected to continue to have a significant impact on our business.
In July 2025 the U.S. signed into law the OBBBA, which enacts significant potential changes to Medicaid funding and rescinds or does not continue elements of the PPACA. The OBBBA implements additional eligibility rules on government health plans, expands administrative procedures around enrollment, modifies how states can obtain federal funding for Medicaid and no longer extends ACA premium subsidies. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. At this time, we are unable to determine the overall impact that the OBBBA will have on our business, results of operations and financial condition, or the impact the OBBBA will have on the pharmaceutical industry as a whole because any such impact will depend upon developing interpretations of the OBBBA provisions and implementing regulations, which may be material.
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
There is substantial public attention on the costs of prescription drugs and we expect drug pricing and other healthcare costs to continue to be subject to political and societal pressures globally. In addition, there have been, and are expected to continue to be, legislative proposals to address prescription drug pricing. We face uncertainties regarding potential healthcare reforms, governmental policy and prioritization. The uncertainty about the future of the PPACA and healthcare laws may put downward pressure on drug pricing and increase our regulatory burdens and operating costs. For example, we expect the IRA's drug pricing controls and Medicare Part D redesign to have an adverse impact on sales, particularly for our products that are more substantially reliant on Medicare reimbursement.
Additionally, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish a MFN drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. If HHS sets MFN pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or if legislation is passed enabling generic drug or biosimilar entry sooner than expected, our business could be materially harmed, including with respect to our ability to set adequate pricing for new drugs to recover our research and development costs. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. The adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, limit our ability to launch products in certain markets and impact healthcare systems and drug markets in the U.S. and abroad, thereby negatively affecting our revenue and adversely impacting our business.
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
In the E.U. and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system. Many countries have announced or implemented measures, and may in the future implement new or additional measures, to reduce healthcare costs to limit the overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possible retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases and greater importation of drugs from lower-cost countries. These measures have negatively impacted our revenue and may continue to adversely affect our revenue and results of operations in the future.
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
We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our activities and reporting related to our clinical trials and if such CRO does not adequately perform, many of our trials may be significantly affected, including adversely affecting our expenses associated with such trials. We may need to replace our CROs, which may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
Adverse safety events or restrictions on use and safety warnings for our products can negatively affect our business, product sales and stock price.
Adverse safety events involving our products, generic or biosimilar versions of our products or products from the same class as one of our products may have a negative impact on our business. Discovery of safety issues with our products could create product liability and have or could cause additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market and/or the imposition of fines or criminal penalties. Adverse safety events may also damage physician, patient and/or investor confidence in our products and our reputation. Any of these could result in adverse impacts on our results of operations.
Regulatory authorities are making greater amounts of stand-alone safety information directly available to the public through periodic safety update reports, patient registries and other reporting requirements. The reporting of adverse safety events involving our products or products similar to ours and public rumors about such events may increase claims against us and may also cause our product sales to decline or lead to periods of stock price volatility.
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
Cybersecurity threats and incidents are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, particularly when they impact vendors, customers or suppliers, and other companies in our supply chain. Cybersecurity threats and incidents are often carried out by motivated, well-resourced, skilled and persistent threat actors, including nation states, organized crime groups, “hacktivists” and may include or target employees or contractors acting with careless or malicious intent. Recent developments in the threat landscape include use of adversarial AI techniques and machine learning, as well as an increased number of cyber extortion attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Geopolitical instability may increase the risk of cybersecurity threats. Cybersecurity threats or incidents may include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information systems and data. Cybersecurity threats and incidents also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.
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
Regulations continue to change as regulators worldwide consider new rules. For example, the SEC has adopted additional disclosure rules regarding cyber security risk management, strategy, governance and incident reporting by public companies. These regulations or other regulations being considered in Europe and around the world may impact the manner in which we operate.
Regulators currently impose new data privacy and security requirements, including monetary fines for privacy violations. For example, the E.U.’s General Data Protection Regulation established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance. U.S. data privacy and security laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause patients, healthcare providers and the general public to lose trust in us, which could have a material adverse effect on our business.
The increasing use of AI-based software presents new risks and challenges and could adversely affect our business and reputation.
As with many developing technologies, AI-based software presents risks and challenges. For example, algorithms may be flawed, data sets may be insufficient, of poor quality or contain biased information; and inappropriate or controversial data practices could impair results. The use of AI-based software is increasingly being used in the biopharmaceutical industry, including by us, for research, marketing, manufacturing and commercialization, and we anticipate increasing our usage of technology that uses AI in the future. If the analyses that AI-based software assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Use of AI-based software internally, by third parties or by threat actors may also lead to cybersecurity risks or the release of confidential proprietary information, including personal data, which may impact our ability to realize the benefit of our intellectual property or violate our internal policies, data protection laws or contractual requirements. The use of AI-based software may also result in unauthorized access of personal data or the intellectual property of third parties. Since the use of AI is subject to new or evolving laws and regulations, compliance may impose operational costs and limit our ability to use AI-based software, and failure to comply may result in potential government actions, litigation, fines, penalties or adverse publicity.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, integration related to the acquisition of HI-Bio, the underperformance or discontinuation of one or more marketed, pre-clinical or clinical programs, recruitment by competitors or changes in the overall labor market. Changes in our organizational structure or in our flexible working arrangements could also impact productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.
Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight in the U.S. and in foreign jurisdictions, and are subject to change and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our business practices. The FDA and comparable foreign agencies directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, product risk management and our compliance with good practice quality guidelines and regulations. Our interactions with physicians and other healthcare providers that prescribe or purchase our products are also subject to laws and government regulation designed to prevent fraud and abuse in the sale and use of products and place significant restrictions on the marketing practices of healthcare companies. Healthcare companies are facing heightened scrutiny of their relationships with healthcare providers and have been the target of lawsuits and investigations alleging violations of laws and government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including testing, insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. The U.S. government has challenged some of our donations to third-party charities that provide patient assistance. If we, or our vendors or donation recipients, are found to fail to comply with relevant laws, regulations or government guidance in the operation of these or other patient assistance programs, we could be subject to significant fines or penalties. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which may have different product distribution methods, marketing programs or patient assistance programs from those we currently utilize or support.
Conditions and regulations governing the healthcare industry are subject to change, with possible retroactive effect, including:
•new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or judicial decisions, related to healthcare availability, pricing or marketing practices, compliance with employment practices, method of delivery, payment for healthcare products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements and used product take-back requirements;
•changes and the potential imposition of new or changing standards in the FDA and foreign regulatory approval processes, staffing, resources or perspectives that may delay or prevent certain processes, including, but not limited to, the approval of new products, product labels and/or formulations and approvals required for manufacturing facilities and may result in lost market opportunity;
•government shutdowns, funding disputes, reorganizations, furloughs or reductions in staffing and/or resources or changes in priorities or focus may result in delays to the review and approval process, slowing the time necessary for new drug candidates and other regulatory matters to be reviewed and/or approved, which may adversely affect our business;
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
Additionally, conditions and regulations governing the healthcare industry in the U.S. are subject to greater risk of change and uncertainty as a result of changes in legislative and regulatory priorities and personnel.
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
Additionally, the U.S. FCPA prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the healthcare professionals we regularly interact with may meet the FCPA's definition of a foreign government official. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, disruption in the supply or availability of our products or suspension of export or import privileges, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results. In addition, while we believe that we have appropriate compliance controls, policies and procedures in place to comply with the FCPA, there is a risk that acts committed by our employees, agents, distributors, collaborators or third-party providers might violate the FCPA and we might be held responsible. If our employees, agents, distributors, collaborators or third-party providers are found to have engaged in such practices, we could suffer severe penalties and may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
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
•failure to meet certain contractual commitments; and
•the impact of public health epidemics on employees, the global economy and the delivery of healthcare.
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
We may not be able to access the capital and credit markets on favorable terms, which could increase financing costs.
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
Our indebtedness could adversely affect us and limit our ability to plan for or respond to changes in our business.
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
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws, especially in the U.S. (including the OBBBA) and Switzerland, and regulations either prospectively or retrospectively and the effects of the integrations of Reata and HI-Bio. Our estimates concerning the impact of the OBBBA remain subject to developing interpretations of the provisions of the OBBBA, which may require further adjustments and changes in our estimates, and could have a material adverse effect on our business.
Our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.
The enactment of some or all of the recommendations set forth or that may be forthcoming in the OECD’s project on “Base Erosion and Profit Shifting” by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Many countries have or are in the process of enacting legislation intended to implement the OECD GloBE Model Rules. The impact on the Company will depend on the timing of implementation, the exact nature of each country's GloBE legislation, guidance and regulations (including the implications of the G7 statement on the Model Rules) thereon and their application by tax authorities either prospectively or retrospectively.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the third quarter of 2025:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 1, 2025 - July 31, 2025	—	$—	—	$2,050.0
August 1, 2025 - August 31, 2025	—	$—	—	$2,050.0
September 1, 2025 - September 30, 2025	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the third quarter of 2025.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and nine months ended September 30, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2025.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into, amend or terminate Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the third quarter of 2025 there were no trading arrangements for the purchase or sale of our securities entered into, amended or terminated by our officers and directors.

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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ ROBIN C. KRAMER
Robin C. Kramer
Chief Financial Officer
(principal financial officer)
October 30, 2025