Form 10-K
period 2025-12-31
BIOGEN INC.
filed 2026-02-06
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,378,285,308.
As of February 4, 2026, the registrant had 146,758,528 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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
•our expectations about growth through acquisitions and key collaborative relationships and funding arrangements;
•our belief that our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, along with our ability to manufacture products efficiently and to launch and market them effectively in a highly competitive environment;
•our ability to obtain and maintain adequate coverage, pricing and reimbursement from third-party payors and governments;
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
•the potential impact of increased product competition in the biopharmaceutical and healthcare industry, as well as any other markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic, prodrugs or biosimilar versions of our marketed products or competing products, including but not limited to, increased competition from TECFIDERA generic entrants and a biosimilar entrant of TYSABRI;
•patent terms, patent term extensions, patent office actions and expected availability and periods of regulatory exclusivities, as well as our ability to adequately enforce existing patents;

•our ability to effectively implement our corporate strategy which includes significant investment in product and pipeline candidates, including but not limited to felzartamab, litifilimab and salanersen;
•the successful execution of our strategic and growth initiatives, including acquisitions, and our ability to realize the anticipated benefits from our acquisitions of Reata, HI-Bio and Alcyone, including future performance of the SKYCLARYS product, further development of the felzartamab product and future development of drug delivery solutions;
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
•the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, regulatory filing approvals and/or discontinuation, of our products, drug candidates and pipeline programs, including collaborations with third parties including but not limited to Eisai and Supernus, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ products;
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
•our ability to attract, retain and motivate qualified individuals for management and other employee positions in a highly competitive environment, including potential difficulty in retaining talent following acquisitions or following the discontinuation or underperformance of one or more marketed, preclinical or clinical programs;
•adverse safety events involving our marketed or pipeline products, generic, prodrugs or biosimilar versions of our marketed products or any other products from the same class as one of our products;
•the current and potential impacts of geopolitical tensions, acts of war and other large-scale crises, including impacts to our operations, sales and the possible disruptions or delay in our plans to conduct clinical trial activities in areas of geopolitical tension, including tensions between the U.S., and China and other countries, regions affected by Russia's invasion of Ukraine and the military conflict in the Middle East;
•the impact of new laws, regulatory actions, judicial decisions, accounting standards and tariffs or trade restrictions, including any newly imposed U.S. tariffs and any responsive non-U.S. tariffs applicable to our products or operations, as well as the potential global macroeconomic effect of tariffs or trade restrictions;
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
•the potential impact of healthcare reform in the U.S., including the IRA (or other legislative or executive acts that may modify or replace the IRA, such as the OBBBA) and the impact of the IRA Medicare Part D redesign, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products, as well as the potential impact of legislative and regulatory changes and priorities, including actions related to MFN drug pricing;
•our manufacturing capacity, including our ability to effectively manufacture biosimilars, reliance on third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, our ability to adequately address global bulk supply risks, our ability to fully utilize our manufacturing facilities, including our Solothurn and RTP facilities;
•the impact of the continued uncertainty of the credit and economic conditions in certain countries and our ability to collect accounts receivable in such countries;
•the impact of the increased volatility in the financial markets on our ability to obtain financing;
•lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
•changes in our effective tax rate and obligations in various jurisdictions in which we are subject to taxation.
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
NOTE REGARDING TRADEMARKS
ADUHELM®, AVONEX®, PLEGRIDY®, QALSODY®, RITUXAN®, RITUXAN HYCELA®, SKYCLARYS®, SPINRAZA®, TECFIDERA®, THECAFLEX DRX®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
BENEPALI™, FLIXABI™, FUMADERM™ and IMRALDI™ are trademarks of Biogen.
ACTEMRA®, COLUMVI®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, LEQEMBI®, HUMIRA®, LUCENTIS®, LUNSUMIO®, OCREVUS®, REMICADE®, TOFIDENCE®, ZURZUVAE® and other trademarks referenced in this report are the property of their respective owners.

DEFINED TERMS

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2024 Omnibus Equity Plan	Biogen Inc. 2024 Omnibus Equity Plan
2017 Omnibus Equity Plan	Biogen Inc. 2017 Omnibus Equity Plan
2024 ESPP	Biogen Inc. 2024 Employee Stock Purchase Plan
2015 ESPP	Biogen Inc. 2015 Employee Stock Purchase Plan
2023 Term Loan	$1.5 billion term loan credit agreement
AAIC	Alzheimer's Association International Conference
AbbVie	AbbVie Inc.
Acorda	Acorda Therapeutics, Inc.
AI	Artificial Intelligence
Alcyone	Alcyone Therapeutics, Inc.
Alkermes	Alkermes plc
ALS	Amyotrophic Lateral Sclerosis
AMP	Average Manufacturer Price
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
BLA	Biologics License Application
Blackstone	Blackstone Life Sciences
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
CHMP	Committee for Medicinal Products for Human Use
CISO	Chief Information Security Officer
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
CTAD	Clinical Trials on Alzheimer's Disease
Dayra	Dayra Therapeutics, Inc.
Denali	Denali Therapeutics Inc.
Directors Plan	Biogen Inc. 2015 Non-Employee Directors Equity Plan
District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
DPN	Diabetic Painful Neuropathy
EC	European Commission
EHS	Environment, Health and Safety
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
EPO	European Patent Office
ERG	Employee Resource Group
ERM	Enterprise Risk Management
E.U.	European Union
FA	Friedreich Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration

DEFINED TERMS (continued)

Fit for Growth	Cost saving program initiated in 2023
FSS	Federal Supply Schedule
GCP	Good Clinical Practices
GDPR	General Data Protection Regulation
Genentech	Genentech, Inc.
GILTI	Global Intangible Low-Taxed Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HHS	U.S. Department of Health and Human Services
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IgAN	Immunoglobulin A Nephropathy
IND	Investigational New Drug
Ionis	Ionis Pharmaceuticals Inc.
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LEQEMBI Collaboration Agreement	Amended and Restated Collaboration Agreement entered into by Biogen MA Inc. and Eisai Co., Ltd. on October 22, 2017, as amended on March 13, 2022
LRRK2	Leucine-Rich Repeat Kinase 2
LTI	Long-term Incentive
MAA	Marketing Authorization Application
MFN	Most-Favored-Nation
MHRA	Medicines and Healthcare products Regulatory Agency
MorphoSys	MorphoSys AG
MS	Multiple Sclerosis
MVI	Microvascular Inflammation in Kidney Transplant Patients
NDA	New Drug Application
NDS	New Drug Submission
Neurimmune	Neurimmune SubOne AG
NIST	National Institute of Standards and Technology
NMPA	National Medical Products Administration
OBBBA	One Big Beautiful Bill Act
ODD	Orphan Drug Designation
OECD	Organization for Economic Co-operation and Development
OIE	Other (Income) Expense, Net
Organon	Organon LLC
PDUFA	Prescription Drug User Fee Act
PFAS	Per- and Polyfluoroalkyl Substances
PHS	Public Health Service
PMN	Primary Membranous Nephropathy
Polpharma	Polpharma Biologics S.A.
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
REMS	Risk Evaluation and Mitigation Strategies
RMS	Relapsing MS
RNAi	RNA Interference

DEFINED TERMS (continued)

RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park, North Carolina
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SMN	Survival Motor Neuron
SOD1	Superoxide Dismutase 1
SPC	Supplementary Protection Certificate
SSP	Supplemental Savings Plan
Supernus	Supernus Pharmaceuticals, Inc.
SWISSMEDIC	Swiss Agency for Therapeutic Products
TNF	Anti-tumor Necrosis Factor
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	U.S. Department of Veterans Affairs
Vanqua	Vanqua Bio, Inc.
VAT	Value-added Tax

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
Our marketed products include VUMERITY, TYSABRI, TECFIDERA, AVONEX and PLEGRIDY for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; and QALSODY for the treatment of ALS.
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and, following its approval in October 2025, lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group.
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; and FLIXABI, an infliximab biosimilar referencing REMICADE.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
KEY BUSINESS DEVELOPMENTS
The following is a summary of key developments affecting our business since the beginning of 2025.
ACQUISITIONS
ALCYONE THERAPEUTICS, INC.
In November 2025 we completed the acquisition of all of the issued and outstanding shares of Alcyone Therapeutics, Inc., a clinical-stage biotechnology company focused on pediatric care through precision CNS therapeutics and dosing platforms. Alcyone's lead asset is ThecaFlex DRx, an implantable subcutaneous port and catheter device being investigated for the intrathecal delivery of ASOs, including SPINRAZA, which is designed to provide an alternative to repeat lumbar punctures in chronic intrathecal administration of medicines.
Total consideration for this transaction, which was recorded in acquired in-process research and development, upfront and milestone expense in our consolidated statements of income for the year ended December 31, 2025, was approximately $85.0 million, comprising a $50.0 million payment made upon closing and a $35.0 million payment that was considered probable as of December 31, 2025, and made upon FDA approval of a supplemental application in January 2026.
We may pay additional development and regulatory milestone payments to the former shareholders of Alcyone of up to a total of $75.0 million if approval is received for ThecaFlex DRx administration of SPINRAZA or other additional pipeline products.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. Under the terms of this acquisition, we will oversee the end-to-end development, manufacturing and commercialization of ThecaFlex DRx.

For additional information on our acquisition of Alcyone, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
COLLABORATIVE AND OTHER RELATIONSHIPS
DAYRA THERAPEUTICS, INC. COLLABORATION
In October 2025 we entered into a research collaboration with Dayra to discover and develop oral macrocyclic peptides for priority targets in immunological conditions.
Under the terms of this agreement, both companies will collaborate to identify, validate and optimize oral macrocycle candidates for high-priority immunological targets, with our company advancing the molecules through further development and potential commercialization, including manufacturing.
In connection with the closing of this transaction we made an upfront payment of $50.0 million to Dayra, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
This agreement also provides us with the option to acquire the development candidates from Dayra, subject to additional payments per program. Dayra will also be eligible to receive potential preclinical and clinical development milestone payments per program.
For additional information on our research arrangement with Dayra, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
VANQUA BIO, INC. COLLABORATION
In October 2025 we entered into a license agreement with Vanqua granting us exclusive worldwide rights to further develop, manufacture and commercialize Vanqua's preclinical oral C5aR1 antagonist compound.
In connection with the closing of this transaction we made an upfront payment of $70.0 million to Vanqua, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
We may pay Vanqua potential development, regulatory or commercial, and sales milestone payments of up to $135.0 million, $295.0 million and $560.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Vanqua tiered royalties on potential net sales of any licensed product under this collaboration in the mid-single digit to low-double digit percentages.
For additional information on our license agreement with Vanqua, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
CITY THERAPEUTICS, INC. COLLABORATION
In May 2025 we entered into a strategic research arrangement with City Therapeutics to develop select novel RNAi therapies. Through this arrangement, City Therapeutics will leverage its next-generation RNAi engineering technologies to develop an RNAi trigger molecule (or molecules) combined with our proprietary drug delivery technology. The collaboration will initially focus on a single target that mediates key CNS diseases, utilizing tissue enhanced delivery technologies with the aim of allowing for systemic administration of medicines. We will be responsible for IND-enabling studies and global clinical development along with any regulatory submissions and all activities related to commercialization, including manufacturing.
In connection with the closing of this transaction we made an upfront payment of $16.0 million to City Therapeutics, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025, and invested $30.0 million in exchange for a City Therapeutics convertible note, representing a minority equity interest in City Therapeutics, if converted. This convertible note was recorded as a component of investments and other assets within our consolidated balance sheets as of December 31, 2025.
For additional information on our strategic research arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

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
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.
For additional information on our collaboration arrangement with Stoke, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
ROYALTY PHARMA FUNDING ARRANGEMENT
In February 2025 we entered into a funding agreement with Royalty Pharma under which we received $200.0 million in 2025 and will receive up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. This funding is being recognized as a reduction to research and development expense within our consolidated statements of income, proportionate to the related expense. For the year ended December 31, 2025, we recorded a reduction to research and development expense of $200.0 million within our consolidated statements of income.
If the litifilimab clinical trials are successful for the indications based on the applicable clinical trials, upon regulatory approval in the U.S. or certain major markets in the world, Royalty Pharma will be eligible to receive approval-based fixed milestone payments of up to $250.0 million. The milestone payments due upon approval will be recorded as a component of other (income) expense, net within our consolidated statements of income, when incurred.
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to receive royalties of a mid-single digit percentage of the applicable net sales. Royalties on net sales will be recorded as cost of sales within our consolidated statements of income.
For additional information on our funding arrangement with Royalty Pharma, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. consisted of the following:
•In January 2026 the FDA accepted for review the supplemental BLA for LEQEMBI subcutaneous autoinjector, LEQEMBI IQLIK, for weekly starting dose, with a PDUFA action date of May 24, 2026.
•In August 2025 the FDA approved the BLA for LEQEMBI subcutaneous autoinjector, LEQEMBI IQLIK, for weekly maintenance dosing.
•In January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets consisted of the following:
•In January 2026 the BLA for LEQEMBI subcutaneous autoinjector was accepted for review by the NMPA in China.

•In November 2025 Eisai filed an NDA for LEQEMBI in Japan seeking approval for a subcutaneous autoinjector as a new route of administration to Japan's Pharmaceuticals and Medical Devices Agency.
•In November 2025 the MHRA in the UK approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
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
OTHER KEY DEVELOPMENTS
FELZARTAMAB
•In June 2025 we announced the initiation of dosing in the global Phase 3 PREVAIL study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo on proteinuria and preservation of kidney function in adults diagnosed with IgAN. In connection with the initiation of this dosing we paid a $30.0 million milestone payment to MorphoSys in July 2025. Additionally, in June 2025 we announced the initiation of dosing in the global Phase 3 PROMINENT study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to tacrolimus in adults diagnosed with PMN.
•In March 2025 we announced the initiation of dosing in the global Phase 3 TRANSCEND study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo in adult kidney transplant recipients diagnosed with AMR. In connection with the initiation of this dosing we paid a $35.0 million milestone payment to MorphoSys in April 2025.
SPINRAZA (nusinersen)
•In January 2026 the EC granted marketing authorization for a high dose regimen of SPINRAZA in the E.U. for the treatment of 5q SMA, which is the most common form of the disease and represents approximately 95% of all SMA cases. The high dose regimen is comprised of 50 mg/5 mL and 28 mg/5 mL doses and individuals transitioning from the 12 mg dose will receive one 50 mg dose in place of their next 12 mg dose, followed by 28 mg maintenance doses every four months thereafter.
•In September 2025 the high dose regimen of SPINRAZA was approved by the Ministry of Health, Labour and Welfare in Japan.
•In September 2025 the FDA issued a CRL for the supplemental NDA for a higher dose regimen of nusinersen for the treatment of SMA. The CRL requested an update to the technical information to be included in the Chemistry Manufacturing and Controls module of the supplemental NDA and did not cite any deficiencies in the clinical data of the high dose regimen. We resubmitted the supplemental NDA to the FDA, which has been accepted for review with a PDUFA action date of April 3, 2026.

SKYCLARYS (omaveloxolone)
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
CORPORATE MATTERS
2025 SENIOR NOTES
On May 12, 2025, we issued senior unsecured notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity.
For additional information relating to our 2025 Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
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
For additional information on our lease agreement, please read Note 12, Leases, to our consolidated financial statements included in this report.
MANAGEMENT CHANGES
•In March 2025 Robin C. Kramer became Executive Vice President and Chief Financial Officer.
•In March 2025 Sean Godbout became Vice President, Chief Accounting Officer and Global Corporate Controller.
For additional information on our executive officers, please read the subsection entitled "Information about our Executive Officers" included in this report.
PRODUCT AND PIPELINE DEVELOPMENTS
NEUROLOGY
LEQEMBI (lecanemab)
•In December 2025 we and Eisai announced that LEQEMBI has been included in the "Commercial Insurance Innovative Drug List" recently introduced by the National Healthcare Security Administration of China. The Commercial Insurance Innovative Drug List is based on new policies of the Chinese government to support the development and access of innovative medicines.

•In December 2025 Eisai presented Phase 3 clinical data confirming pharmacological effect of LEQEMBI at the 2025 CTAD conference. The findings represent the results from a large-scale clinical study demonstrating, for the first time, that binding of lecanemab to protofibrils can be measured in cerebrospinal fluid, enabling further understanding of how lecanemab slows Alzheimer's disease progression.
•In July 2025 Eisai announced the interim results of a two-year real-world study of LEQEMBI in the U.S. at the 2025 AAIC conference. The study was conducted to investigate the actual state of real-world clinical treatment with LEQEMBI at 15 medical centers in the U.S., with a final report scheduled for late in the third quarter of Eisai's fiscal year ending March 31, 2026. In this interim study, 83.6% of patients either remained at the same clinical stage or improved from mild dementia to MCI (stable: 76.9%, improvement: 6.7%). Additionally, at time of interim data cut, 86.7% of patients who had received 40 or more doses over 18 months remained stable or showed clinical improvement (stable: 66.7%, improvement: 20%).
RARE DISEASE
ZOREVUNERSEN
•In December 2025 we and Stoke announced new data that further support the potential of zorevunersen, an investigational ASO, as a disease-modifying medicine for Dravet syndrome, at the 2025 American Epilepsy Society Annual Meeting in Atlanta, Georgia. Long-term results from the ongoing Phase 1/2a and OLE studies demonstrated durable seizure reductions, including increases in seizure-free days, in addition to improvements in cognition, behavior and quality of life in patients treated with zorevunersen on top of care anti-seizure medicines.
•In November 2025 we and Stoke announced the publication of final data from the BUTTERFLY study, a prospective, two-year natural history study in people with Dravet syndrome, a severe developmental and epileptic encephalopathy characterized by recurrent seizures and significant and behavioral impairments. The BUTTERFLY study evaluated the impact of Dravet syndrome on adaptive functioning and neurodevelopment over two years in children and adolescents ages 2 to 18 years old. Results showed neurodevelopment plateaued at the developmental age of approximately two years old. Over the two-year study, patients experienced minimal changes in cognitive and behavior, including communication, motor skills and personal skills, compared to typical neurodevelopment expected for children of the same age, and major motor seizure frequency increased by 10.6% over two years.
•In September 2025 we and Stoke announced data from Phase 1/2a and open-label extension studies of zorevunersen that support the potential for zorevunersen to be the first disease-modifying medicine for Dravet syndrome at the 36th International Epilepsy Congress in Lisbon, Portugal. The study showed durable reductions in seizures and continuing improvements in cognition and behavior through three years in patients who continued to receive zorevunersen in the OLE studies. The study also showed substantial increase in seizure-free days and continuous improvement in quality of life demonstrated in patients already taking standard of care anti-seizure medicines.
•In August 2025 we and Stoke announced the first patient dosed in the Phase 3 EMPEROR study of zorevunersen, a potential disease-modifying treatment for Dravet syndrome.
•In July 2025 we and Stoke announced the presentation of data from an analysis that informed the design of the Phase 3 EMPEROR study and evaluated the potential effects of the Phase 3 zorevunersen dosing regimen. The data are complementary to previously reported data from a broader cohort of patients treated with zorevunersen in the Phase 1/2a and OLE studies that showed improvements within the first 9 months and continuing improvements through an additional two years.
SPINRAZA (nusinersen)
•In June 2025 we announced new data that reinforce the clinical impact of nusinersen across a broad spectrum of individuals affected by SMA. These latest findings from Part C of the DEVOTE trial evaluating a higher dose regimen of nusinersen and the NURTURE trial which evaluated the approved 12 mg regimen of SPINRAZA in clinically presymptomatic SMA was presented at the SMA Research & Clinical Care Meeting hosted by Cure SMA. The study showed improvements observed with higher dose regimen of nusinersen in previously treated patient population.

SALANERSEN (BIIB115)
•In June 2025 we announced positive interim topline results from the Phase 1b study of salanersen, an ASO being developed for the treatment of SMA. Interim Phase 1b data shows children with SMA previously treated with gene therapy experienced a substantial slowing of neurodegeneration and clinically meaningful improvements in motor function following initiation of salanersen. Our Phase 3 registrational study of salanersen is expected to begin in 2026.
SKYCLARYS (OMAVELOXOLONE)
•In June 2025 we announced the initiation of dosing in the global Phase 3 BRAVE study of omaveloxolone in children with FA between the ages of two to sixteen. The BRAVE study will evaluate the efficacy, safety, pharmacokinetics and pharmacodynamics of omaveloxolone in approximately 255 children living with FA.
QALSODY
•In December 2025 the Journal of the American Medical Association Neurology published final results from the completed Phase 3 VALOR study and its OLE study evaluating QALSODY for the treatment of SOD1 ALS with over 3.5 years of follow-up. These results show that early initiation of QALSODY was associated with numerically slower decline in measures of clinical function, breathing and strength, as well as reduction in the risk of death or permanent ventilation. Sustained reductions in neurofilament, a marker of neurodegeneration, further validate the clinical results and demonstrate QALSODY's impact on the underlying biology of SOD1 ALS.
DISCONTINUED PROGRAMS AND STUDIES
SALE OF TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we received a payment of approximately $51.0 million in July 2025 and recognized a de minimis loss within our consolidated statements of income for the year ended December 31, 2025.
For additional information on our sale of TOFIDENCE, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
SALE OF BYOOVIZ AND OPUVIZ RIGHTS
In October 2025 we completed the sale of our remaining commercial rights to two ophthalmology assets in Europe: BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and OPUVIZ, an aflibercept biosimilar referencing EYLEA. Samsung Bioepis will have full responsibility for commercialization of BYOOVIZ upon the transfer of commercial rights from Biogen back to Samsung Bioepis, which became effective as of January 2026. Under the terms of this transaction, we received a payment of $28.0 million in November 2025 and recognized a minimal gain on disposal within our consolidated statements of income for the year ended December 31, 2025.
BIIB143 (cemdomespib)
In early 2025 we discontinued further development of BIIB143 (cemdomespib) for the treatment of DPN, as part of our ongoing pipeline prioritization efforts.
FELZARTAMAB - LUPUS NEPHRITIS
In November 2025 we discontinued the open label Phase 1b study of felzartamab for the treatment of lupus nephritis.

MARKETED PRODUCTS
The following graph shows our product revenue, revenue from anti-CD20 therapeutic programs and Alzheimer's collaboration revenue for the years ended December 31, 2025, 2024 and 2023.

(1) MS includes TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA. Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) Rare disease includes SPINRAZA, QALSODY, which became commercially available in the E.U. during the second quarter of 2024, and SKYCLARYS which became commercially available in the E.U. during the first quarter of 2024.
(3) Biosimilars includes BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ. For additional information on our arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
(4) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.
(5) Anti-CD20 therapeutic programs include RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS and LUNSUMIO.
(6) Other includes FUMADERM, ADUHELM and ZURZUVAE.

Product sales for TYSABRI and SPINRAZA each accounted for more than 10.0% of our total revenue for the years ended December 31, 2025, 2024 and 2023. For additional financial information about our product and other revenue and geographic areas where we operate, please read Note 5, Revenue and Note 25, Segment Information, to our consolidated financial statements included in this report and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in Item 1A. Risk Factors included in this report.
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
The MS products we market and our major markets are as follows:

Product	Indication	Collaborator	Major Markets

	RMS RRMS in the E.U. Crohn's disease in the U.S.	None	U.S. Brazil France Germany Italy U.K.

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Spain Switzerland U.K.

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Japan Poland

	RMS	None	U.S. Canada France Germany Italy Spain

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Russia Spain U.K.
ALZHEIMER'S DISEASE
Alzheimer's disease includes LEQEMBI for the treatment of early Alzheimer's disease. Alzheimer's disease, the most common form of dementia, is a progressive neurological illness that causes a gradual decline in cognitive abilities, usually during a span of seven to ten years. Nearly all brain functions, including memory, movement, language, judgement, behavior and abstract thinking, are eventually affected. In the U.S., Alzheimer's disease is the seventh-leading cause of death, accounting for over 120,000 deaths each year.
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

Our Alzheimer's disease products and major markets are as follows:

Product	Indication	Collaborator	Major Market

	Alzheimer's disease	Eisai	U.S. China Japan South Korea
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
NEUROPSYCHIATRY
Neuropsychiatry includes ZURZUVAE for PPD. PPD symptoms are estimated to affect approximately one in eight women who have given birth in the U.S. According to the Centers for Disease Control and Prevention, mental health conditions are the leading cause of maternal mortality with PPD among the most common complications during and after pregnancy.

Product	Indication	Collaborator	Major Markets

	PPD in adults	Supernus	U.S.
For additional information on our collaboration arrangements with Supernus, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
RARE DISEASE
Rare disease includes SPINRAZA for SMA, QALSODY for ALS, which became commercially available in the E.U. during the second quarter of 2024, and SKYCLARYS for FA, which became commercially available in the E.U. during the first quarter of 2024.
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

Our Rare disease products and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	SMA	Ionis	U.S. Brazil France Germany Italy Poland
	FA in adults and adolescents aged 16 years and older	None	U.S. France Germany Greece Italy Turkey
	ALS in adults with mutation in SOD1 gene	Ionis	U.S. China Germany Japan Spain
For additional information on our collaboration arrangements with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
BIOSIMILARS
Biosimilars are a group of biologic medicines that are highly similar to currently available biologic therapies developed by companies known as "originators". We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; and FLIXABI, an infliximab biosimilar referencing REMICADE.
Our current biosimilar products and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	Rheumatoid arthritis Juvenile idiopathic arthritis Psoriatic arthritis Axial spondyloarthritis Plaque psoriasis Paediatric plaque psoriasis	Samsung Bioepis	France Germany Italy Spain Sweden U.K.

Rheumatoid arthritis
Juvenile idiopathic arthritis
Axial spondyloarthritis
Psoriatic arthritis
Psoriasis
Paediatric plaque psoriasis
Hidradenitis suppurativa
Adolescent hidradenitis suppurativa
Crohn’s disease
Paediatric Crohn's disease
Ulcerative colitis
Uveitis
	Paediatric Uveitis	Samsung Bioepis	France Germany Ireland Spain Sweden U.K.

	Rheumatoid arthritis Crohn’s disease Paediatric Crohn’s disease Ulcerative colitis Paediatric ulcerative colitis Ankylosing spondylitis Psoriatic arthritis Psoriasis	Samsung Bioepis	Austria Germany Italy Norway Spain U.K.
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
Our current anti-CD20 therapeutic programs and major markets are as follows:

Product	Indication	Major Markets

	Non-Hodgkin's lymphoma CLL Rheumatoid arthritis Two forms of ANCA-associated vasculitis Pemphigus vulgaris	U.S.

	Non-Hodgkin's lymphoma CLL	U.S.

In combination with chlorambucil for previously untreated CLL follicular lymphoma

In combination with chemotherapy followed by GAZYVA alone for previously untreated follicular lymphoma

	For the treatment of adult patients with active lupus nephritis who are receiving standard therapy	U.S.

	RMS PPMS	U.S.

	Relapsed or refractory follicular lymphoma	U.S.

	Relapsed or refractory diffuse large B-cell lymphoma Large B-cell lymphoma arising from follicular lymphoma	U.S.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
PATIENT SUPPORT AND ACCESS
We interact with patients, advocacy organizations and healthcare societies in order to gain insights into unmet needs. The insights gained from these engagements help us support patients with services, programs and applications that are designed to help transform patients' lives. Among other things, we provide customer service and other related programs for our products, such as disease and product specific websites, insurance research services, financial assistance programs and the facilitation of the procurement of our marketed products.
We are dedicated to helping patients obtain access to our therapies. Our patient support representatives have access to a comprehensive suite of financial assistance tools. With those tools, we help patients understand their insurance coverage and, if needed, help patients compare insurance options and programs. In the U.S., we have established programs that provide co-pay assistance for qualified commercially insured patients and free product for qualified uninsured or underinsured patients, based on specific eligibility criteria.
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
MARKETING AND DISTRIBUTION
SALES FORCE AND MARKETING
We promote our marketed products worldwide, including in the U.S., Europe, Asia, the Middle East and Latin America, primarily through our own sales forces and marketing groups. In some countries, particularly in areas where we continue to expand into new geographic areas, we partner with third parties.
RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO and COLUMVI are marketed by the Roche Group and its sublicensees.
We commercialize BENEPALI, IMRALDI and FLIXABI pursuant to our agreement with Samsung Bioepis in certain international markets.
We focus our sales and marketing efforts on health care providers in private practice or at major medical centers. We use customary industry practices to market our products and to educate physicians. This includes our sales representatives calling on individual health care providers (in-person and virtually), advertisements, professional symposia, direct mail, digital marketing, point of care marketing, public relations and other methods.
DISTRIBUTION ARRANGEMENTS
We distribute our products in the U.S. principally through wholesale and specialty distributors of pharmaceutical products and specialty pharmacies. In other countries, the distribution of our products varies from country to country, including through wholesale distributors of pharmaceutical products and third-party distribution partners who are responsible for most marketing and distribution activities.
RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO and COLUMVI are distributed by the Roche Group and its sublicensees.
We distribute BENEPALI, IMRALDI and FLIXABI in certain countries in Europe and have an option to acquire exclusive rights to distribute these products in China.
Our product sales to two wholesale distributors each accounted for more than 10.0% of our total revenue for the years ended December 31, 2025, 2024 and 2023, and on a combined basis, accounted for approximately 43.9%, 39.3% and 36.9%, respectively, of our gross product revenue. For additional information, please read Note 5, Revenue, to our consolidated financial statements included in this report.
PATENTS AND OTHER PROPRIETARY RIGHTS
Patents are important for obtaining and protecting exclusive rights in our products and product candidates. We regularly seek patent protection in the U.S., the E.U., Asia, the Middle East and Latin America for inventions originating from our research and development efforts and those we license or acquire. In addition, we license rights to various patents and patent applications.
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
Regulatory exclusivity, which may consist of regulatory data protection and market protection, can also provide meaningful protection for our products. Regulatory data protection provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary preclinical and clinical data that it created at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the period of exclusive use, third parties are permitted to reference such data in abbreviated applications for approval and to market (subject to any applicable market protection) their generic drugs and biosimilars. Market protection provides the holder of a drug or biologic marketing authorization the exclusive right to commercialize its product for a period of time, thereby preventing the commercialization of another product containing the same active ingredient(s) during that period. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights requires signatory countries to provide regulatory exclusivity to innovative pharmaceutical products, implementation and enforcement varies widely from country to country.
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

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
PLEGRIDY	U.S.	8,017,733	Polymer conjugates of interferon beta-1a	2027
	Europe	1,476,181	Polymer conjugates of interferon-beta-1a and uses thereof	2023(2)
TYSABRI	U.S.	8,124,350	Methods of treatment	2027
	U.S.	8,871,449	Methods of treatment	2026
	U.S.	9,316,641	Safety-related assay	2032
	U.S.	9,493,567	Methods of treatment	2027
	U.S.	9,709,575	Methods of treatment	2026
	U.S.	10,119,976	Methods of evaluating patient risk	2034
	U.S.	10,233,245	Methods of treatment	2027
	U.S.	10,444,234	Safety-related assay	2031
	U.S.	10,677,803	Methods of treatment	2034
	U.S.	10,705,095	Methods of treatment	2026
	U.S.	11,280,794	Methods of treatment	2034
	U.S.	11,287,423	Safety-related assay	2031
	U.S.	11,292,845	Methods of treatment	2027
	U.S.	12,066,442	Methods of treatment	2032
	Europe	1,872,136	Method of treatment	2026
	Europe	2,170,390	Formulation	2028
	Europe	2,645,106	Method of treatment	2026
	Europe	3,264,094	Method of treatment	2026
	Europe	3,339,865	Safety-related assay	2031
	Europe	3,575,792	Safety-related assay	2032
	Europe	4,152,004	Safety-related assay	2031
VUMERITY	U.S.	8,669,281	Compounds and pharmaceutical compositions	2033
	U.S.	9,090,558	Methods of treatment	2033
	U.S.	10,080,733	Crystalline forms, pharmaceutical compositions and methods of treatment	2033
	Europe	2,970,101	Crystalline forms, pharmaceutical compositions and methods of treatment Prodrugs of fumarates and their use in treating various diseases	2034
	Europe	3,253,377	Formulation	2035
SPINRAZA	U.S.	7,838,657	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2027
	U.S.	8,361,977	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	8,980,853	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,717,750	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,926,559	Compositions and methods for modulation of SMN2 splicing	2034
	U.S.	10,436,802	Methods for Treating Spinal Muscular Atrophy	2035
	U.S.	12,013,403	Methods for Treating Spinal Muscular Atrophy	2036
	Europe	1,910,395	Compositions and methods for modulation of SMN2 splicing	2026(3)
	Europe	2,548,560	Compositions and methods for modulation of SMN2 splicing	2026(4)
	Europe	3,305,302	Compositions and methods for modulation of SMN2 splicing	2030
	Europe	3,308,788	Compositions and methods for modulation of SMN2 splicing	2026
	Europe	3,449,926	Compositions and methods for modulation of SMN2 splicing	2030(6)
	Europe	3,999,643	Methods of Treating or Preventing Spinal Muscular Atrophy	2040
LEQEMBI	U.S.	8,025,878	Protofibril selective antibodies and the use thereof	2027(1)(5)
	Europe	2,004,688	Improved protofibril selective antibodies and the use thereof	2027(1)(9)

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
QALSODY	U.S.	10,385,341	Compositions for modulating SOD-1 expression	2035(1)(5)
	U.S.	10,669,546	Compositions for modulating SOD-1 expression	2035
	U.S.	10,968,453	Compositions for modulating SOD-1 expression	2035
	Europe	3,126,499	Compositions for modulating SOD-1 expression	2035(1)(8)
	Europe	3,757,214	Compositions for modulating SOD-1 expression	2035
ZURZUVAE	U.S.	9,512,165	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroids and methods of use thereof	2034(5)
	U.S.	10,172,871	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroids and methods of use thereof	2034(5)
	U.S.	10,342,810	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroids and methods of use thereof	2034(5)
	U.S.	11,236,121	Crystalline 19-nor C3, 3-disubstituted C21-N-pyrazolyl steroid	2034(5)
	Europe	2,986,623	19-nor C3, 3-disubstituted c21-N-pyrazolyl steroids and methods of use thereof	2034
	Europe	3,498,725	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroid for use in therapy	2034
	Europe	3,909,966	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroid for use in therapy	2034
	Europe	2,766,380	3.3 disubstituted 10-nore pregnane compounds, compositions and uses thereof	2032
SKYCLARYS	U.S.	8,124,799	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029(5)
	U.S.	8,440,854	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029(5)
	U.S.	8,993,640	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Composition)	2033(5)
	U.S.	9,670,147	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029(5)
	U.S.	9,701,709	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Composition)	2033(5)
	U.S.	11,091,430	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Method of Use)	2029(5)
	U.S.	11,919,838	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Method of Use)	2029(5)
	Europe	2,276,493	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029
	Europe	2,841,445	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Composition)	2033(7)
	Europe	3,444,261	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Method of Use)	2033
Footnotes follow on next page.

(1)In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the E.U. expected until the dates set forth below:

Product	Territory	Expected Expiration
PLEGRIDY	U.S.	2026
SPINRAZA	E.U.	2029
LEQEMBI	U.S.	2035
LEQEMBI	E.U.	2035
QALSODY	U.S.	2030
QALSODY	E.U.	2034
ZURZUVAE	U.S.	2028
ZURZUVAE	E.U.	2035
SKYCLARYS	U.S.	2030
SKYCLARYS	E.U.	2034
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
(9)SPC applications based on this patent have been filed in certain European countries, which if granted would extend the patent term in those countries to 2032.
The existence of patents does not guarantee our right to practice the patented technology or commercialize the patented product. Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing products, compounds and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We also face challenges to our patents, regulatory exclusivities or other proprietary rights covering our products by third parties, such as manufacturers of generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways. A discussion of certain risks and uncertainties that may affect our patent position, regulatory exclusivities or other proprietary rights is set forth in Item 1A. Risk Factors included in this report, and the discussion of legal proceedings related to certain patents described above is set forth in Note 21, Litigation, to our consolidated financial statements included in this report.

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
GENERIC AND BIOSIMILARS COMPETITION
Certain of our products already face, or may face in the future, competition from the introduction of new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. In some jurisdictions a decrease in reimbursed price is mandated by law. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline. In November 2025 the Technical Boards of Appeal of the European Patent Office revoked our EP 2 653 873 patent related to TECFIDERA, after which we stopped enforcing this patent and its national counterparts.
RITUXAN
Biosimilar products referencing RITUXAN are available in the U.S and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with

Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods and we expect sales to continue to decrease.
TYSABRI
A biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect that future sales of TYSABRI will continue to be adversely affected by the entrance of this biosimilar worldwide.
NEUROLOGY
MULTIPLE SCLEROSIS
Competition in the MS market is intense. Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with our MS products. Our MS products may be adversely affected if competitors continue to gain market share, or if other MS products that we or our competitors are developing are commercialized.
ALZHEIMER'S DISEASE
The market for the treatment of Alzheimer's disease is developing and could be subject to rapid change in the future. Most current treatments are symptomatic or intended to improve quality of life. We and our collaboration partner Eisai co-commercialize LEQEMBI, an anti-amyloid antibody for the treatment of Alzheimer's disease. Along with us, several companies are working to develop additional treatments. A competing product, KISUNLA, a treatment for early symptomatic Alzheimer's disease that was developed by Eli Lilly and Company, was approved in the U.S. in 2024 and in the E.U. in 2025. We are aware of other products now in development that, if approved, may also compete with LEQEMBI.
RARE DISEASE
SPINAL MUSCULAR ATROPHY
We face competition from an oral product EVRYSDI (risdiplam) and a gene therapy product ZOLGENSMA (onasemnogene abeparvovec-xioi). We expect that we will experience competition from both products in additional jurisdictions and new formulations of those products, which may adversely affect our sales of SPINRAZA.

RESEARCH AND DEVELOPMENT PROGRAMS
A commitment to research and development is fundamental to our mission. Our research efforts are focused on better understanding the underlying biology of diseases so we can discover and deliver treatments that have the potential to make a real difference in the lives of patients with high unmet medical needs. By applying our expertise in biologics and our capabilities in small molecule, antisense and other technologies, we target specific medical needs where we believe new or better treatments are needed.
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

Neurology	Lecanemab (Aβ mAb)(1) - Preclinical Alzheimer's	Phase 3

	BIIB080 (tau ASO)(1) - Alzheimer's	Phase 2

	BIIB122 (LRRK2 inhibitor)(1) - Parkinson's	Phase 2

	BIIB091 (peripheral BTK inhibitor) - MS	Phase 2

Immunology	Dapirolizumab pegol (anti-CD40L)(1) - SLE	Phase 3

	Litifilimab (anti-BDCA2) - SLE	Phase 3

	Litifilimab (anti-BDCA2) - CLE	Phase 3

	BIIB142 (IRAK4 degrader)(1)	Phase 1

	BIIB145 (BTK degrader)(1)	Phase 1

Rare Disease	Felzartamab (anti-CD38 mAb) - AMR	Phase 3

	Felzartamab (anti-CD38 mAb) - IgAN	Phase 3

	Felzartamab (anti-CD38 mAb) - PMN	Phase 3

	Felzartamab (anti-CD38 mAb) - MVI	Phase 2

	Omaveloxolone (Nrf2 activator) - Pediatric FA	Phase 3

	Salanersen BIIB115 (SMN ASO)(1) - SMA	Phase 3

	Zorevunersen (SCN1A ASO)(1) - Dravet syndrome	Phase 3
(1) Collaboration program
For information about certain of our agreements with collaborators and other third parties, please read the subsection entitled Business Relationships below and Note 2, Acquisitions and Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
SUPERNUS (PREVIOUSLY SAGE)
We have a global collaboration and license agreement with Supernus to jointly develop and commercialize ZURZUVAE (zuranolone) for the treatment of PPD.
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
IONIS
We have several exclusive, worldwide option and collaboration agreements with Ionis to develop and commercialize antisense therapeutics, including SPINRAZA for the treatment of SMA and QALSODY for the treatment of ALS with SOD1 mutations, as well as other research programs for a broad range of neurological diseases. Under these agreements, we have the option to license therapies arising out of these collaborations and will be responsible for their development and commercialization. Ionis may receive potential milestones and royalties on net sales if we successfully develop the product candidate after option exercise. We have worldwide, exclusive, royalty-bearing licenses to develop and commercialize salanersen (BIIB115), an investigational ASO in development for SMA and BIIB080 (tau ASO) for the potential treatment of Alzheimer's disease.
DENALI
We have a collaboration and license agreement with Denali to co-develop and co-commercialize BIIB122, a small molecule inhibitor of LRRK2 for Parkinson's disease (LRRK2 Collaboration). Under the LRRK2 Collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China we are responsible for commercialization and may pay Denali potential tiered royalties.
STOKE
We have a collaboration and license agreement with Stoke to co-develop and commercialize zorevunersen, an investigational ASO that targets the SCN1A gene for the potential treatment of Dravet syndrome, a rare form of genetic epilepsy associated with refractory seizures and neurodevelopmental impairments. Under this agreement, Stoke will continue to lead global development and retain exclusive development and commercialization rights for zorevunersen in the U.S., Canada and Mexico and we will have exclusive rights to commercialize zorevunersen in the rest of the world.
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
REGULATION OF PHARMACEUTICALS
PRODUCT APPROVAL AND POST-APPROVAL REGULATION IN THE U.S.
APPROVAL PROCESS
Before new pharmaceutical products may be sold in the U.S., preclinical studies and clinical trials of the products must be conducted and the results submitted to the FDA for approval. With limited exceptions, the FDA requires companies to register both pre-approval and post-approval clinical trials and disclose clinical trial results in public databases. Failure to register a trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties. Clinical trial programs must establish efficacy, determine an appropriate dose and dosing regimen and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. The results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a BLA or NDA. In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval.
Product development and receipt of regulatory approval takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of suitable alternative treatments, potential safety signals observed in preclinical or clinical tests and the risks and benefits of the product as demonstrated in clinical trials. The FDA has substantial discretion in the product approval process, and it is impossible to predict with any certainty whether and when the FDA will grant marketing approval. The agency may require the sponsor of a BLA or NDA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delays and/or expenses. Furthermore, even if a product is approved, the approval may be subject to limitations based on the FDA's interpretation of the existing preclinical and/or clinical data.
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
On May 6, 2024, the FDA issued a Final Rule that explicitly states that in-vitro diagnostic products are medical devices under the Federal Food, Drug and Cosmetic Act, even when manufactured by clinical laboratories. This includes laboratory developed tests, which historically operated under FDA's enforcement discretion and were largely unregulated by the agency.
PRODUCT APPROVAL AND POST-APPROVAL REGULATION OUTSIDE THE U.S.
We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, for example, where a substantial part of our ex-U.S. efforts are focused, there are several routes for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The MAA is similar to the NDA or BLA in the U.S. and is evaluated by the CHMP, the expert scientific committee of the EMA responsible for human medicines. If the CHMP determines that the MAA fulfills the requirements for quality, safety and efficacy and that the medicine has a positive benefit risk balance, it will adopt a positive opinion recommending the granting of the marketing authorization by the EC. The CHMP opinion is not binding, but is typically adopted by the EC. An MAA approved by the EC is valid in all member states of the E.U. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
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
ORPHAN DRUG ACT
Under the U.S. Orphan Drug Act, the FDA may grant ODD to drugs or biologics intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an ODD subsequently receives an initial FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries to encourage the research, development and marketing of medicines to treat, prevent or diagnose rare diseases. In the E.U., medicinal products that receive and maintain an orphan designation are entitled to 10 years of market exclusivity following approval, protocol assistance and access to the centralized procedure for marketing authorization. SPINRAZA has been granted ODD in the U.S., the E.U. and Japan; QALSODY and SKYCLARYS have been granted ODD in the U.S. and the E.U.; and felzartamab has been granted ODD in the U.S. for development in the treatment of PMN and AMR and in the E.U. in PMN, IgAN and solid organ transplantation.
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
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government. Each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, up until 2024, manufacturers, including us, were required to provide to the CMS a discount of up to 70.0% on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.
On August 16, 2022, the IRA was signed into law, which provides for (i) the government to negotiate prices for select high-cost Medicare Part D drugs (beginning in 2026) and Part B drugs (beginning in 2028), (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) Medicare Part D redesign which replaces the previous coverage gap provisions and establishes a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025 (indexed to increase in future years), with manufacturers being responsible for up to 10.0% of costs up to the patient's out-of-pocket cap and up to 20.0% after that cap is reached.
The result of these changes for manufacturers, including us, may include: i) a material adverse effect on our revenue on drugs subject to “negotiation”; ii) new rebate liability for drugs subject to the inflation provisions, and iii) potential significant additional costs related to the Part D re-design.
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
Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include federal and state “sunshine” transparency reporting provisions. The sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. Outside the U.S., other countries have implemented requirements for disclosure of financial interactions with healthcare providers and additional countries may consider or implement such laws.
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
NIH GUIDELINES
We seek to conduct research at our U.S. facilities in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (NIH Guidelines). By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in RTP and are required to operate pursuant to certain permits.

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
Data Privacy
Regulators currently impose data privacy and security requirements, which include monetary fines for privacy violations. For example, the European Parliament and the Council of the E.U. adopted a comprehensive GDPR in 2016 to replace the current E.U. Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the E.U. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20.0 million or 4.0% of the annual global revenue of the infringer, whichever is greater. In addition, several U.S. state jurisdictions have similar data privacy laws, such as the CCPA and California Privacy Rights Act.
MANUFACTURING
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we regularly review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we expanded our large molecule production capacity and built a large-scale biologics manufacturing facility in Solothurn, Switzerland. The Solothurn facility is operational and has been approved for the manufacture of LEQEMBI and TYSABRI. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets. The plant represents a significant increase in our overall manufacturing capacity. Additionally, we continue to invest to modernize, automate and support the capacity requirements for our pipeline and existing products at our existing manufacturing facilities in RTP, North Carolina.
We believe that our manufacturing facilities, together with the third-party contract manufacturing organizations we outsource to, currently provide sufficient capacity for our products and to Samsung Bioepis, our collaboration partner that develops, manufactures and markets biosimilar products, and other strategic contract manufacturing partners.
MANUFACTURING FACILITIES
Our manufacturing facilities include:

FACILITY	PRODUCT MANUFACTURED
Research Triangle Park, North Carolina	AVONEX PLEGRIDY TYSABRI QALSODY Other*
Solothurn, Switzerland	LEQEMBI TYSABRI
* Other includes products manufactured for contract manufacturing partners.
In addition to our drug substance manufacturing facilities, we have a drug product manufacturing facility and supporting infrastructure in RTP, including a parenteral facility and an oral solid dose products manufacturing facility.
The parenteral facility adds capabilities and capacity for filling biologics into vials and is used for filling product candidates. The oral solid dose products facility can supplement our outsourced small molecule manufacturing capabilities.

We have an oligonucleotide synthesis manufacturing facility in RTP. This facility gives us the capability to manufacture both commercial and clinical ASOs, including QALSODY, and beginning in 2026 this facility will manufacture SPINRAZA.
Additionally, in 2025 we acquired a sterile fill finish manufacturing facility in Athlone, Ireland. This facility will provide us with the capability for syringe and cartridge sterile fill finish across our current manufacturing network, incorporating our MS product portfolio and our late-stage portfolio including litifilimab and felzartamab.
Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN, RITUXAN HYCELA and GAZYVA and has sourced the manufacture of certain bulk requirements to a third party.
THIRD-PARTY SUPPLIERS AND MANUFACTURERS
We principally use third parties to manufacture the active pharmaceutical ingredient and the final product for our small molecule products and product candidates, including TECFIDERA, VUMERITY, SKYCLARYS and ZURZUVAE, and the final drug product for our large molecule products and, to a lesser extent, product candidates.
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
As part of our broader commitment to these priorities, we continue to link a portion of our employees' and executive officers' compensation to advancing our Corporate Responsibility goals.
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
HUMAN CAPITAL
As of December 31, 2025, we had approximately 7,500 employees worldwide. Approximately 4,200 employees were employed in the U.S. and approximately 3,300 employees were employed in foreign countries. As of December 31, 2025, 29.8% of Biogen’s U.S. manager-level and above positions were held by ethnic or racial minorities. Globally, 50.0% of Biogen’s positions at the director-level and above were held by women as of December 31, 2025.
CULTURE AND ENGAGEMENT
Our values and merit-based culture guide every action we take, from pioneering new therapies to promoting health access for all patients. Our culture is underpinned by the New Biogen Way, aimed at maintaining our spirit of innovation and patient-centricity while advancing an entrepreneurial business mindset and results-focused approach.

These are the essentials that are designed to work together to help us successfully achieve our mission:

PIONEER	THINK BROADLY	DRIVE RESULTS
We boldly advance rigorous science to drive innovation in medicine.	We are humble and curious, integrating external and internal advancements to successfully compete.	We achieve high performance and have a greater impact by being decisive and solution-oriented, while effectively managing risk.

ETHICAL	INCLUSIVE
We act with the highest integrity with each other and all who place their trust in us.	We are open and embrace and leverage differences, as well as treat everyone with care and dignity.
We utilize an annual survey to provide employees with an opportunity to provide feedback and to measure employee engagement. The survey is designed to empower managers and leaders with anonymous information on their practices related to building culture, performance and an engaged workforce, allowing them to create plans and measure efficacy for continuous improvement. We care about employee feedback and are building an analytics community across Human Resources to bring more rigor and sophistication to the collection and analysis of employee opinions. We use those employee perspectives to guide us in taking actions that are designed to improve engagement and support and help maintain our reputation as a great place to work for all our employees.
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
Opportunities for ongoing learning can contribute to employee engagement and success. Development occurs through on-the-job learning, challenging new assignments, leadership development programs, instructor-led training, online learning, mentoring and more. With some employees working remotely, virtual learning plays a key role. We utilize online resources such as Biogen University, Coursera and Franklin Covey.
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
SUCCESSION PLANNING
Each year we conduct a talent review across our global enterprise that includes, among other important topics, a review of succession plans for many of our roles. To help ensure the long-term continuity of our business, we actively manage the development of talent to fill the roles that are most critical to our ongoing success. In addition, each year our Board of Directors reviews the succession plan for our executives.
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
•ReachOUT: Brings together LGBTQ+ employees and their allies.
•Women’s Impact Network: Creates networking, mentoring and learning opportunities for women and allies worldwide.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of February 6, 2026)

Officer	Current Position	Age	Year Joined Biogen
Christopher A. Viehbacher	President, Chief Executive Officer	65	2022
Susan H. Alexander	Executive Vice President, Chief Legal Officer	69	2006
Robin C. Kramer	Executive Vice President and Chief Financial Officer	60	2018
Nicole Murphy	Executive Vice President, Pharmaceutical Operations and Technology	53	2015
Ginger Gregory, Ph.D.	Executive Vice President and Chief Human Resources Officer	58	2017
Rachid Izzar	Executive Vice President, Global Product Strategy and Commercialization	51	2019
Priya Singhal, M.D., M.P.H.	Executive Vice President, Head of Development	58	2020
Jane Grogan, Ph.D.	Executive Vice President, Head of Research	59	2023
Adam Keeney, Ph.D.	Executive Vice President, Head of Corporate Development	49	2023
Sean Godbout	Vice President, Chief Accounting Officer and Global Corporate Controller	52	2007

Christopher A. Viehbacher
Experience
Mr. Viehbacher has served as our President and Chief Executive Officer and member of our Board of Directors since November 2022. Prior to joining Biogen, Mr. Viehbacher served as Managing Partner of Gurnet Point Capital, a Boston based investment fund from 2015 to 2022. Prior to that, Mr. Viehbacher served as Global CEO of Sanofi, from 2008 to 2014. Prior to joining Sanofi, Mr. Viehbacher spent over 20 years with GlaxoSmithKline in Germany, Canada, France and, latterly, the U.S. as president of its North American pharmaceutical division. Mr. Viehbacher began his career with PricewaterhouseCoopers LLP and qualified as a chartered accountant. Mr. Viehbacher previously served on the board of directors of Vedanta Biosciences, Inc. as chair, BEFORE Brands, Inc., Crossover Health, Sanofi and GlaxoSmithKline. He is also the chair of the board of directors at Braveheart Bio, Inc., a trustee of Northeastern University and a member of the board of fellows at Stanford Medical School.
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
Education
● Wellesley College, B.A.
● Boston University School of Law, J.D.

Robin C. Kramer
Experience
Ms. Kramer has served as our Chief Financial Officer since March 2025. Prior to that, Ms. Kramer served as our Senior Vice President, Chief Accounting Officer from December 2020 to February 2025 and from November 2018 to December 2020 as our Vice President, Chief Accounting Officer. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte's National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer is a licensed CPA in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. Ms. Kramer previously served as a Board Member for the Center for Women & Enterprise from August 2020 to November 2024, the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC from 2016 to 2018.
Public Company Boards
● Armata Pharmaceuticals, Inc., a biotechnology company
Education
● Salem State University, B.S. Business Administration, Accounting

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
Education
● Leiden University, Ph.D. in Immunology
● University of Melbourne, B.Sc in Biochemistry and Pharmacology

Adam Keeney, Ph.D.
Experience
Dr. Keeney has served as our Executive Vice President and Head of Corporate Development since April 2023. Dr. Keeney brings more than 20 years of experience leading R&D, business development and strategy organizations at industry-leading companies within biotech and large pharma, Dr. Keeney most recently served as the Chief Executive Officer of NodThera, a clinical stage biotech company focused on chronic inflammation from 2018 to 2022. Prior to NodThera, Dr. Keeney was at Sanofi from 2014 to 2018 where he had responsibility for all of Sanofi Genzyme's business development activities, including early- and late-stage deals across therapeutic areas and modalities, successfully completing several significant transactions. From 2004 to 2013 Dr. Keeney worked at Johnson & Johnson where he held a number of business development roles with increasing responsibility and started his career at Lundbeck as a discovery scientist.
Education
● University of Nottingham, UK, Ph.D. in Neuropharmacology
● University of Leeds, UK, BSc (Hons)

Sean Godbout
Experience
Mr. Godbout has served as our Vice President, Chief Accounting Officer and Global Corporate Controller since March 2025. Prior to that, Mr. Godbout served as our Global Corporate Controller from October 2023 to February 2025 and Corporate Controller from September 2019 to October 2023 and has held roles of increasing seniority at the Company since 2007. Prior to joining Biogen, Mr. Godbout spent 10 years at PricewaterhouseCoopers LLP and he is a licensed CPA.
Education
● Cornell University, B.S. Industrial and labor Relations
● Northeastern University, M.S. Accounting and Masters of Business Administration

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
USE OF WEBSITE TO PROVIDE INFORMATION
From time to time, we have used, or expect in the future to use, our investor relations website (investors.biogen.com), the Biogen LinkedIn account (linkedin.com/company/biogen/-) and the Biogen X account (https://x.com/biogen) as a means of disclosing information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Accordingly, investors should monitor our investor relations website and these social media channels in addition to our press releases, SEC filings, public conference calls and websites, as the information posted on them could be material to investors.

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
Our long-term success depends upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, as well as the development of additional indications for our existing products. Product development is very expensive and involves a high degree of uncertainty and risk and is not always successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the ASO platform, presents additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of a subcutaneous formulation of LEQEMBI as a starting dose in the U.S. and any delays or challenges may impact our ability to realize the anticipated benefits from LEQEMBI.
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
The successful execution of our strategic and growth initiatives depends upon internal development projects, commercial initiatives and external opportunities, which may include the acquisition and in-licensing of products, technologies, companies, the entry into strategic alliances and collaborations, as well as our ability to execute on strategic decisions and initiatives.
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
Competition from current and future competitors has and may continue to negatively impact our ability to maintain pricing and our market share. New products marketed by our competitors have caused and could continue to cause our revenue to decrease due to potential price reductions and lower sales volumes. Additionally, the introduction of generic or biosimilar versions of our products, follow-on products, prodrugs or products approved under abbreviated regulatory pathways has and may continue to significantly reduce the price and the volume of products we sell.
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
Our results of operations may be adversely affected by current and potential future healthcare reforms including those contained in the PPACA, IRA, OBBBA, MFN and executive orders.
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on the cost of healthcare. Legislative and regulatory proposals, enactments to reform healthcare insurance programs (including those in the IRA and OBBBA) and increasing pressure from social sources could significantly influence the manner in which our products are prescribed, purchased and reimbursed. For example, provisions of the PPACA have resulted in changes in the way healthcare is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and under Section 340B of the PHS Act and similar state legislation. These changes have had and are expected to continue to have a significant impact on our business.
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
Additionally, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish an MFN drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other developed countries. If HHS sets MFN pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or if legislation is passed enabling generic drug or biosimilar entry sooner than expected, our business could be materially harmed, including with respect to our ability to set adequate pricing for new drugs to recover our research and development costs. Additional proposals, regulations or initiatives related to drug pricing, such as the CMS-proposed MFN initiatives, the Global Benchmark for Efficient Drug Pricing for certain Medicare Part B drugs and the Guarding U.S. Medicare Against Rising Drug Costs for certain Medicare Part D drugs, continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition may be adopted and implemented in some form. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. The adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, limit our ability to launch products in certain markets and impact healthcare systems and drug markets in the U.S. and abroad, thereby negatively affecting our revenue and adversely impacting our business.
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
Our success in commercializing biosimilars is subject to risks and uncertainties inherent in the development, manufacture and commercialization of biosimilars. If we are unsuccessful, our business may be adversely affected.
The development, manufacture and commercialization of biosimilars require specialized expertise and are costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third Parties. We are dependent, in part, on the efforts of collaboration partners and other third parties for the development and manufacturing of biosimilars. These third parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control and may be affected by events outside of our control. For example, one of our contract manufacturers for IMRALDI and BENEPALI was acquired by a third party in 2024 which may impact the contract manufacturer's operational, strategic or financial risk. If these third parties fail to perform, or reduce their third-party manufacturing production, our biosimilar product development or commercialization of biosimilars could be delayed, revenue from biosimilars could decline and/or we may not realize the anticipated benefits of these arrangements;
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
•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any persistent manufacturing or supply chain difficulties we may be unable to meet demand. We are dependent on a third party for the manufacture of our biosimilar products and such third party may not perform its obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products;
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
Adverse safety events involving our products, generic or biosimilar versions of our products or products from the same class as one of our products may have a negative impact on our business. Discovery of safety issues with our products could create product liability and has and may in the future cause additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market and/or the imposition of fines or criminal penalties. Adverse safety events may also damage physician, patient and/or investor confidence in our products and our reputation. Any of these could adversely impact our results of operations.
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
As with many developing technologies, AI-based software presents risks and challenges. For example, algorithms may be flawed, data sets may be insufficient, of poor quality or contain biased information; and inappropriate or controversial data practices could impair results. AI-based software is increasingly used in the biopharmaceutical industry, including by us, for research, marketing, manufacturing and commercialization, and we anticipate increasing our usage of technology that uses AI in the future. If the analyses that AI-based software assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Use of AI-based software internally, by third parties or by threat actors may also lead to cybersecurity risks or the release of confidential proprietary information, including personal data, which may impact our ability to realize the benefit of our intellectual property or violate our internal policies, data protection laws or contractual requirements. The use of AI-based software may also result in unauthorized access of personal data or the intellectual property of third parties. Since the use of AI is subject to new or evolving laws and regulations, compliance may impose operational costs and limit our ability to use AI-based software, and failure to comply may result in potential government actions, litigation, fines, penalties or adverse publicity.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, integration related to the acquisition of HI-Bio, the underperformance or discontinuation of one or more marketed, preclinical or clinical programs, recruitment by competitors or changes in the overall labor market. Changes in our organizational structure or in our flexible working arrangements could also impact productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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

We built a large-scale biologics manufacturing facility and are building a clinical packaging and other manufacturing facility, which represent a significant investment with no assurance that such investment will be recouped.
In order to support our future growth and drug development pipeline, we have expanded our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland with no assurance that the additional capacity will be required or this investment will be recouped. Although the Solothurn facility was approved by the FDA for LEQEMBI and TYSABRI, there can be no assurance that the regulatory authorities will approve the Solothurn facility for the manufacturing of other products.
Additionally, we are building a new clinical packaging and other manufacturing facility as well as modernizing and automating our existing manufacturing facilities in RTP with no assurance that these investments will be fully utilized.
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
The enactment of some or all of the recommendations set forth or that may be forthcoming in the OECD’s project on “Base Erosion and Profit Shifting” by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Many countries have or are in the process of enacting legislation intended to implement the OECD GloBE Model Rules. The impact on the Company will depend on the timing of implementation, the exact nature of each country's GloBE legislation, guidance and regulations (including the Pillar Two side-by-side package announced by the OECD in January 2026) thereon and their application by tax authorities either prospectively or retrospectively.
Our business involves environmental and operational risks, which include the cost of compliance and the risk of contamination or injury.
Our business and the business of several of our strategic partners involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds which make us subject to changing and evolving rules and interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our business practices. Although we believe that our safety procedures for handling and disposing of such materials comply with state, federal and foreign standards, there will always be the risk of accidental contamination or injury. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Manufacturing of our products and product candidates also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, including permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business. Additionally, regulators have passed new environmental disclosure rules. For example, the E.U., California and certain other countries we do business in have promulgated climate disclosure rules that will generally require additional disclosure. These new rules collectively will impose additional disclosure requirements relating to climate-related risks and emissions disclosures. We expect to be subject to these new laws and regulations if or when they go into effect, which would impose extensive reporting obligations about greenhouse gas emissions and climate-related financial risks. These recently enacted and proposed regulations may require us to incur compliance and disclosure costs and will likely require substantial management attention.

ITEM  1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
We maintain a technology and cybersecurity program, which includes information security, as part of our overall risk management process with the aim that our information systems, including those of our vendors and other third parties, will be resilient, effective and capable of safeguarding against emerging risks and cybersecurity threats. We endeavor to assure our program is appropriately resourced and to attract and retain expert talent to execute it.
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
We have designed our cybersecurity policies and procedures to align with international regulatory frameworks, including the NIS2 Directive in the E.U. Our program integrates periodic reviews and updates to ensure our controls remain effective and compliant with evolving international regulations.
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
Our program's maturity and operational readiness are regularly evaluated by internal audit and independent experts using the U.S. NIST's CyberSecurity Framework and penetration tests. Our program, and the results of these independent evaluations and testing, are regularly reviewed by our senior management and members of our Board of Directors.
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
•Incident report and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards, including international regulations such as the NIS2 Directive in the E.U.
We do not believe that any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition during the period covered by this filing. For additional information on our cybersecurity risks, please read Item 1A. Risk Factors - A breakdown or breach of our information systems could subject us to liability or interrupt the operation of our business operations, included in this report.
ITEM  2. PROPERTIES
Below is a summary of our significant properties owned and leased as of December 31, 2025.

Location	Approximate Square Feet	Use	Owned/Leased
U.S.
Cambridge, Massachusetts	263,000	Research laboratory and cogeneration plant	Owned
Cambridge, Massachusetts	729,000	Corporate headquarters and laboratory	Leased - Expires 2028
RTP, North Carolina	1,237,000	Office, laboratory, manufacturing, warehouse	Owned
Durham, North Carolina	40,000	Warehouse	Leased - Expires 2030
Plano, Texas	327,000	Office and laboratory	Leased - Expires 2038

International(1)
Solothurn, Switzerland	734,000	Manufacturing facility, warehouse and office	Owned
Baar, Switzerland	81,800	International headquarters	Leased - Expires 2028
Athlone, Ireland	47,500	Fill finish manufacturing facility	Leased - Expires 2047

(1) We also lease office space in other international regions including: the U.K.; Germany; France; Japan; Canada and numerous other countries. Our international lease agreements expire at various dates through the year 2047.
In the fourth quarter of 2021 we began construction of a new clinical packaging and other manufacturing facility in RTP, North Carolina to support our R&D pipeline across multiple therapeutic areas. The new manufacturing facility is approximately 197,000 square feet. The construction of this manufacturing facility was completed during 2025 and the majority of the facility was placed in service during the fourth quarter of 2025.
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

We believe that our existing properties, including both owned and leased sites, are adequate and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our expected long-term growth needs.
ITEM  3. LEGAL PROCEEDINGS
For a discussion of legal matters as of December 31, 2025, please read Note 21, Litigation, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
ITEM  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND STOCKHOLDER INFORMATION
Our common stock trades on The Nasdaq Global Select Market under the symbol “BIIB.” As of February 4, 2026, there were approximately 372 shareholders of record of our common stock.
DIVIDENDS
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 1, 2025 - October 31, 2025	—	$—	—	$2,050.0
November 1, 2025 - November 30, 2025	—	$—	—	$2,050.0
December 1, 2025 - December 31, 2025	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the fourth quarter of 2025.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no repurchases of our common stock during the years ended December 31, 2025, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2025.

PERFORMANCE GRAPH
The performance graph below compares the five-year cumulative total stockholder return on our common stock, the Nasdaq Pharmaceutical Index, the S&P 500 Index and the Nasdaq Biotechnology Index. The performance graph below assumes the investment of $100.00 on December 31, 2020, in our common stock and each of the three indexes, with dividends being reinvested.
The stock price performance in the graph below is not necessarily indicative of future price performance.

$225
$200
$175
$150
$125
$100
$75
$50
2020
2021
2022
2023
2024
2025
Biogen Inc.
Nasdaq Pharmaceutical Index
S&P 500 Index
Nasdaq Biotechnology Index

	2020	2021	2022	2023	2024	2025
Biogen Inc.	$100.00	$97.98	$113.08	$105.65	$62.43	$71.84
Nasdaq Pharmaceutical Index	$100.00	$124.39	$138.51	$143.88	$156.19	$200.89
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Nasdaq Biotechnology Index	$100.00	$100.02	$89.90	$94.03	$93.49	$124.75
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
For our discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our marketed products include VUMERITY, TYSABRI, TECFIDERA, AVONEX and PLEGRIDY for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; and QALSODY for the treatment of ALS.
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and, following its approval in October 2025, lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group.
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; and FLIXABI, an infliximab biosimilar referencing REMICADE.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we regularly review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we expanded our large molecule production capacity and built a large-scale biologics manufacturing facility in Solothurn, Switzerland. The Solothurn facility is operational and has been approved for the manufacture of LEQEMBI and TYSABRI. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets. The plant represents a significant increase in our overall manufacturing capacity. Additionally, we continue to invest to modernize, automate and support the capacity requirements for our pipeline and existing products at our existing manufacturing facilities in RTP. If we are unable to fully utilize our manufacturing facilities, we will incur additional excess capacity charges which would have a negative effect on our financial condition and results of operations.
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

TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline. In November 2025 the Technical Boards of Appeal of the European Patent Office revoked our EP 2 653 873 patent related to TECFIDERA, after which we stopped enforcing this patent and its national counterparts.
For additional information, please read Note 21, Litigation, to our consolidated financial statements included in this report.
TYSABRI
A biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect the future sales of TYSABRI will continue to be adversely affected by the entrance of this biosimilar.
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
An interim goodwill impairment test based on quantitative factors may be required if adverse events indicate an impairment might be present. We monitor changes to our stock price between annual impairment tests, and we believe that general deterioration in macroeconomic and industry-specific conditions may not be indicators of a goodwill impairment, as such conditions may not represent a significant adverse change to our underlying operating performance, cash flows, financial condition or liquidity. Should our market capitalization decline below the carrying value of our net assets for a sustained period, we would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists.
For additional information on goodwill, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
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
We have a significant manufacturing presence in the U.S. While our portfolio is evolving, approximately three quarters of our 2025 U.S. product revenue was attributable to products which were largely manufactured in the U.S. However, we, and the pharmaceutical industry, do utilize partners and production facilities located outside the U.S. for certain raw materials, ingredients, processes and components for our pharmaceutical products and their delivery devices. Engaging alternative suppliers may involve seeking additional regulatory approvals and incurring additional costs and risks associated with new suppliers. This may be costly in terms of time and resources needed or result in delays.
Key products that are currently manufactured mainly outside the U.S. are TECFIDERA, VUMERITY and LEQEMBI. In 2024 we initiated a technology transfer process to enable us to manufacture LEQEMBI in the U.S., which was approved in January 2026.

Although certain starting materials for SKYCLARYS rely on a single supplier based in China, the manufacturing process, including active pharmaceutical ingredients and drug substance, is primarily conducted in the U.S.
We are working to mitigate potential exposure from tariffs across our network.
As of the date of this filing, we do not expect the tariffs currently applicable to our business to result in a material adverse effect on our operations in 2026. This is based on existing tariffs either in place or potential tariffs as previously announced by the U.S. Administration, our manufacturing footprint, and our inventory levels and positioning. Should significant additional tariffs be enacted, our business could be impacted in the future and differ materially from our current expectations. We will continue to monitor the current and future global tariff landscape as it evolves.
GEOPOLITICAL TENSIONS
The ongoing geopolitical tensions related to Russia's invasion of Ukraine and the military conflict in the Middle East and other global geopolitical developments have resulted in global business disruptions and economic volatility. For example, sanctions and other restrictions have been levied on the government and businesses in Russia. Although we do not have affiliates or employees in either Russia or Ukraine, we do provide various therapies to patients in Russia through a distributor. Government sanctions on the export of certain manufacturing materials to Russia may delay or limit our ability to get new products approved. The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict between Russia and Ukraine, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia.
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and other global geopolitical developments and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the years ended December 31, 2025, 2024 and 2023. Additionally, revenue generated from sales in the broader Middle East region represents less than 2.0% of total revenue for the years ended December 31, 2025, 2024 and 2023.
FACTORS AFFECTING PHARMACEUTICAL PRICING AND OTHER DEVELOPMENTS
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of December 31, 2025 and 2024. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We will continue to assess its potential impact on our business and results of operations as further information becomes available.
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
The IRA's drug pricing controls and Medicare Part D redesign had an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. The IRA Medicare Part D redesign had a modest net unfavorable impact to our 2025 revenue of approximately $90.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a quarter of which was associated with SKYCLARYS.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA, as discussed below. The full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.
Additionally, in May 2025 the U.S. government issued an executive order aiming to establish an MFN drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other developed countries. If HHS sets MFN pricing targets for prescription drugs, including the use of international reference pricing to set drug prices in the U.S., it could result in reduced prices and reimbursement for certain of the Company's products in the U.S. We continue to evaluate the potential impact of this executive order. This executive order and any additional legislation, regulations or initiatives related to drug pricing, such as the CMS-proposed MFN initiatives, the Global Benchmark for Efficient Drug Pricing for certain Medicare Part B drugs and the Guarding U.S. Medicare Against Rising Drug Costs for certain Medicare Part D drugs, could create additional uncertainty around the timing and prioritization around worldwide commercial efforts and adversely impact our business and results of operations.
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
The OBBBA did not result in any material adjustments to our total income tax provision for the year ended December 31, 2025, and we have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment. However, given the complexity of tax laws, related regulations and interpretations, our current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions.
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

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the year ended December 31, 2025, compared to the year ended December 31, 2024, reflects the following:

TOTAL REVENUE
Increased
$214.7 million or 2.2%

DILUTED EARNINGS PER SHARE
Decreased
$2.39 or 21.4%

PRODUCT REVENUE, NET
Decreased
$94.1 million or 1.3%

•MS revenue decreased $310.9 million, or 7.1%
•Rare disease revenue increased $166.1 million, or 8.4%
•The decrease in MS product revenue was primarily due to a decrease in global TECFIDERA and TYSABRI demand due to increased competition outside the U.S. from generic and biosimilar competition, respectively, partially offset by an increase in demand for U.S. VUMERITY. MS product revenue in the U.S. also benefited from favorable commercial mix and approximately $47.6 million of favorable changes in estimates from discounts and allowances.
•The increase in rare disease product revenue was primarily due to our new product launches, including global SKYCLARYS revenue of $520.5 million and global QALSODY revenue of $86.9 million in 2025.
•ZURZUVAE revenue of $195.1 million in 2025 was driven by the continued launch in the U.S.

TOTAL COST AND EXPENSE
Increased
$564.2 million or 7.3%

•Cost of sales increased $93.8 million, or 4.1%
•R&D expense decreased $201.7 million, or 10.2%
•SG&A expense increased $29.9 million, or 1.2%
•Acquired IPR&D, upfront and milestone expense increased $410.3 million
•Impairment of ROU asset of $52.9 million
•The increase in cost of sales was primarily due to a charge recorded during 2025 of approximately $104.9 million related to a litigation matter and product mix, including higher contract manufacturing revenue driven by the timing of batch releases.
•The decrease in R&D expense was primarily driven by continued cost reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was offset by $200.0 million in R&D funding received from Royalty Pharma in 2025.
•The increase in SG&A expense was primarily due to an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches.
•The increase in acquired IPR&D, upfront and milestone expense was primarily due to higher upfront and milestone payments incurred during 2025 compared to 2024.
•OIE includes higher litigation related expense in 2025 compared to 2024. In 2025 we recorded $139.5 million related to various litigation matters, including our agreement in principle to resolve all claims relating to Biogen's acquisition of Convergence.
•Impairment of ROU asset reflects an impairment charge recorded in 2025 of approximately $52.9 million related to our Reata lease.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash, cash equivalents and marketable securities totaled approximately $4.2 billion as of December 31, 2025, compared to approximately $2.4 billion as of December 31, 2024.
•We generated approximately $2.2 billion of net cash flow from operations during 2025, compared to approximately $2.9 billion in 2024.
•The year-over-year reduction in net cash flow from operations was due in part to higher worldwide tax payments in 2025 of approximately $864.0 million driven by the timing of estimated payments.
•In May 2025 we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds to redeem our 4.050% Senior Notes due September 15, 2025.

RECENT DEVELOPMENTS
ACQUISITIONS
ALCYONE THERAPEUTICS, INC.
In November 2025 we completed the acquisition of all of the issued and outstanding shares of Alcyone Therapeutics, Inc., a clinical-stage biotechnology company focused on pediatric care through precision CNS therapeutics and dosing platforms. Alcyone's lead asset is ThecaFlex DRx, an implantable subcutaneous port and catheter device being investigated for the intrathecal delivery of ASOs, including SPINRAZA, which is designed to provide an alternative to repeat lumbar punctures in chronic intrathecal administration of medicines.
Total consideration for this transaction, which was recorded in acquired in-process research and development, upfront and milestone expense in our consolidated statements of income for the year ended December 31, 2025, was approximately $85.0 million, comprising a $50.0 million payment made upon closing and a $35.0 million payment that was considered probable as of December 31, 2025, and made upon FDA approval of a supplemental application in January 2026.
We may pay additional development and regulatory milestone payments to the former shareholders of Alcyone of up to a total of $75.0 million if approval is received for ThecaFlex DRx administration of SPINRAZA or other additional pipeline products.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. Under the terms of this acquisition, we will oversee the end-to-end development, manufacturing and commercialization of ThecaFlex DRx.
For additional information on our acquisition of Alcyone, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
COLLABORATIVE AND OTHER RELATIONSHIPS
DAYRA THERAPEUTICS, INC. COLLABORATION
In October 2025 we entered into a research collaboration with Dayra to discover and develop oral macrocyclic peptides for priority targets in immunological conditions.
Under the terms of this agreement, both companies will collaborate to identify, validate and optimize oral macrocycle candidates for high-priority immunological targets, with our company advancing the molecules through further development and potential commercialization, including manufacturing.
In connection with the closing of this transaction we made an upfront payment of $50.0 million to Dayra, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
This agreement also provides us with the option to acquire the development candidates from Dayra, subject to additional payments per program. Dayra will also be eligible to receive potential preclinical and clinical development milestone payments per program.
For additional information on our research arrangement with Dayra, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
VANQUA BIO, INC. COLLABORATION
In October 2025 we entered into a license agreement with Vanqua granting us exclusive worldwide rights to further develop, manufacture and commercialize Vanqua's preclinical oral C5aR1 antagonist compound.
In connection with the closing of this transaction we made an upfront payment of $70.0 million to Vanqua, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
We may pay Vanqua potential development, regulatory or commercial, and sales milestone payments of up to $135.0 million, $295.0 million and $560.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Vanqua tiered royalties on potential net sales of any licensed product under this collaboration in the mid-single digit to low-double digit percentages.

For additional information on our license agreement with Vanqua, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
CITY THERAPEUTICS, INC. COLLABORATION
In May 2025 we entered into a strategic research arrangement with City Therapeutics to develop select novel RNAi therapies. Through this arrangement, City Therapeutics will leverage its next-generation RNAi engineering technologies to develop an RNAi trigger molecule (or molecules) combined with our proprietary drug delivery technology. The collaboration will initially focus on a single target that mediates key CNS diseases, utilizing tissue enhanced delivery technologies with the aim of allowing for systemic administration of medicines. We will be responsible for IND-enabling studies and global clinical development along with any regulatory submissions and all activities related to commercialization, including manufacturing.
In connection with the closing of this transaction we made an upfront payment of $16.0 million to City Therapeutics, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025, and invested $30.0 million in exchange for a City Therapeutics convertible note, representing a minority equity interest in City Therapeutics, if converted. This convertible note was recorded as a component of investments and other assets within our consolidated balance sheets as of December 31, 2025.
For additional information on our strategic research arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.
For additional information on our collaboration arrangement with Stoke, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
ROYALTY PHARMA FUNDING ARRANGEMENT
In February 2025 we entered into a funding agreement with Royalty Pharma under which we received $200.0 million in 2025 and will receive up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. This funding is being recognized as a reduction to research and development expense within our consolidated statements of income, proportionate to the related expense. For the year ended December 31, 2025, we recorded a reduction to research and development expense of $200.0 million within our consolidated statements of income.
If the litifilimab clinical trials are successful for the indications based on the applicable clinical trials, upon regulatory approval in the U.S. or certain major markets in the world, Royalty Pharma will be eligible to receive approval-based fixed milestone payments of up to $250.0 million. The milestone payments due upon approval will be recorded as a component of other (income) expense, net within our consolidated statements of income, when incurred.
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to receive royalties of a mid-single digit percentage of the applicable net sales. Royalties on net sales will be recorded as cost of sales within our consolidated statements of income.

For additional information on our funding arrangement with Royalty Pharma, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. consisted of the following:
•In January 2026 the FDA accepted for review the supplemental BLA for LEQEMBI subcutaneous autoinjector, LEQEMBI IQLIK, for weekly starting dose, with a PDUFA action date of May 24, 2026.
•In August 2025 the FDA approved the BLA for LEQEMBI subcutaneous autoinjector, LEQEMBI IQLIK, for weekly maintenance dosing.
•In January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets consisted of the following:
•In January 2026 the BLA for LEQEMBI subcutaneous autoinjector was accepted for review by the NMPA in China.
•In November 2025 Eisai filed an NDA for LEQEMBI in Japan seeking approval for a subcutaneous autoinjector as a new route of administration to Japan's Pharmaceuticals and Medical Devices Agency.
•In November 2025 the MHRA in the UK approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
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
SALANERSEN (BIIB115)
•In June 2025 we announced positive interim topline results from the Phase 1b study of salanersen, an ASO being developed for the treatment of SMA. Interim Phase 1b data shows children with SMA previously treated with gene therapy experienced a substantial slowing of neurodegeneration and clinically meaningful improvements in motor function following initiation of salanersen. Our Phase 3 registrational study of salanersen is expected to begin in 2026.

OTHER KEY DEVELOPMENTS
FELZARTAMAB
•In June 2025 we announced the initiation of dosing in the global Phase 3 PREVAIL study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo on proteinuria and preservation of kidney function in adults diagnosed with IgAN. In connection with the initiation of this dosing we paid a $30.0 million milestone payment to MorphoSys in July 2025. Additionally, in June 2025 we announced the initiation of dosing in the global Phase 3 PROMINENT study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to tacrolimus in adults diagnosed with PMN.
•In March 2025 we announced the initiation of dosing in the global Phase 3 TRANSCEND study. This study will evaluate the efficacy and safety of the investigational drug felzartamab compared to placebo in adult kidney transplant recipients diagnosed with AMR. In connection with the initiation of this dosing we paid a $35.0 million milestone payment to MorphoSys in April 2025.
SPINRAZA (nusinersen)
•In January 2026 the EC granted marketing authorization for a high dose regimen of SPINRAZA in the E.U. for the treatment of 5q SMA, which is the most common form of the disease and represents approximately 95% of all SMA cases. The high dose regimen is comprised of 50 mg/5 mL and 28 mg/5 mL doses and individuals transitioning from the 12 mg dose will receive one 50 mg dose in place of their next 12 mg dose, followed by 28 mg maintenance doses every four months thereafter.
•In September 2025 the high dose regimen of SPINRAZA was approved by the Ministry of Health, Labour and Welfare in Japan.
•In September 2025 the FDA issued a CRL for the supplemental NDA for a higher dose regimen of nusinersen for the treatment of SMA. The CRL requested an update to the technical information to be included in the Chemistry Manufacturing and Controls module of the supplemental NDA and did not cite any deficiencies in the clinical data of the high dose regimen. We resubmitted the supplemental NDA to the FDA, which has been accepted for review with a PDUFA action date of April 3, 2026.
SKYCLARYS (omaveloxolone)
•In June 2025 we announced the initiation of dosing in the global Phase 3 BRAVE study. This study will evaluate the efficacy and safety of omaveloxolone in children with FA between the ages of two and sixteen.
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
CORPORATE MATTERS
2025 SENIOR NOTES
On May 12, 2025, we issued senior unsecured notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity.
For additional information relating to our 2025 Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.

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
For additional information on our lease agreement, please read Note 12, Leases, to our consolidated financial statements included in this report.
DISCONTINUED PROGRAMS AND STUDIES
SALE OF TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we received a payment of approximately $51.0 million in July 2025 and recognized a de minimis loss within our consolidated statements of income for the year ended December 31, 2025.
For additional information on our sale of TOFIDENCE, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
SALE OF BYOOVIZ AND OPUVIZ RIGHTS
In October 2025 we completed the sale of our remaining commercial rights to two ophthalmology assets in Europe: BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and OPUVIZ, an aflibercept biosimilar referencing EYLEA. Samsung Bioepis will have full responsibility for commercialization of BYOOVIZ upon the transfer of commercial rights from Biogen back to Samsung Bioepis, which became effective as of January 2026. Under the terms of this transaction, we received a payment of $28.0 million in November 2025 and recognized a minimal gain on disposal within our consolidated statements of income for the year ended December 31, 2025.
For additional information on our license arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
BIIB143 (cemdomespib)
In early 2025 we discontinued further development of BIIB143 (cemdomespib) for the treatment of DPN, as part of our ongoing pipeline prioritization efforts.
FELZARTAMAB - LUPUS NEPHRITIS
In November 2025 we discontinued the open label Phase 1b study of felzartamab for the treatment of lupus nephritis.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
(In millions, except percentages)	2025	2024	2023
Product revenue, net:
United States	$3,547.9	$3,237.3	$3,141.4	9.6%	3.1%	$310.6	$95.9
Rest of world	3,571.5	3,976.2	4,105.3	(10.2)	(3.1)	(404.7)	(129.1)
Total product revenue, net	7,119.4	7,213.5	7,246.7	(1.3)	(0.5)	(94.1)	(33.2)
Revenue from anti-CD20 therapeutic programs	1,860.6	1,749.9	1,689.6	6.3	3.6	110.7	60.3
Alzheimer's collaboration revenue(1)	177.7	59.9	—	196.7	nm	117.8	59.9
Contract manufacturing, royalty and other revenue	732.9	652.6	899.3	12.3	(27.4)	80.3	(246.7)
Total revenue	$9,890.6	$9,675.9	$9,835.6	2.2%	(1.6)%	$214.7	$(159.7)

nm Not meaningful
(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
(In millions, except percentages)	2025	2024	2023
Multiple Sclerosis	$4,038.9	$4,349.8	$4,661.9	(7.1)%	(6.7)%	$(310.9)	$(312.1)
Rare disease	2,154.2	1,988.1	1,803.0	8.4	10.3	166.1	185.1
Biosimilars	729.1	793.1	770.0	(8.1)	3.0	(64.0)	23.1
Other(1)	197.2	82.5	11.8	139.0	nm	114.7	70.7
Total product revenue, net	$7,119.4	$7,213.5	$7,246.7	(1.3)%	(0.5)%	$(94.1)	$(33.2)

nm Not meaningful
(1) Other includes ZURZUVAE, FUMADERM and ADUHELM.

MULTIPLE SCLEROSIS
•Global VUMERITY revenue increased $118.8 million, from $628.0 million in 2024 to $746.8 million in 2025, or 18.9%, primarily due to an increase in global demand and a favorable change in estimate of approximately $20.3 million related to rebates and discounts in the U.S., partially offset by charges related to the IRA redesign.
•Global TYSABRI revenue decreased $49.6 million, from $1,715.0 million in 2024 to $1,665.4 million in 2025, or 2.9%, primarily due to increased competition in rest of world, including the impacts from a biosimilar entrant of TYSABRI in Europe.
•Global Interferon revenue decreased $22.4 million, from $968.0 million in 2024 to $945.6 million in 2025, or 2.3%, driven by a decrease in demand as patients transition to higher efficacy therapies, offset in part by a favorable change in estimate of approximately $19.3 million related to rebates and discounts in the U.S.
•Global TECFIDERA revenue decreased $287.4 million, from $967.1 million in 2024 to $679.7 million in 2025, or 29.7%, driven by a decrease in global demand as a result of multiple TECFIDERA generic entrants.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA. Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
In 2026 we expect total MS revenue will continue to decline as a result of increasing competition for many of our MS products in both the U.S. and rest of world markets. We expect TECFIDERA revenue will be adversely impacted by accelerating generic competition in certain markets in the E.U. Additionally, a biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect that future sales of TYSABRI will continue to be adversely affected by the entrance of this biosimilar worldwide. We expect the decline to be partially offset by continued increasing demand for VUMERITY.

RARE DISEASE

For the Years Ended December 31,
2025, 2024 and 2023
(In millions)
$2,154.2
$209.9
$56.8
$921.3
$310.6
$30.1
$625.5
$1,988.1
$81.4
$11.5
$947.5
$301.1
$20.9
$625.7
$1,803.0
$0.1
$1,130.7
$55.9
$5.8
$610.5
2025
2024
2023
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of world
QALSODY - Rest of world
SKYCLARYS - Rest of world

•U.S. SPINRAZA revenue decreased $0.2 million, from $625.7 million in 2024 to $625.5 million in 2025 as lower demand was mostly offset by an increase in pricing and timing of shipments.
•Rest of world SPINRAZA revenue decreased $26.2 million, from $947.5 million in 2024 to $921.3 million in 2025, or 2.8%, primarily due to lower demand and the unfavorable impact of foreign currency exchange, partially offset by a one-time VAT refund received in 2025 of approximately $18.1 million and the timing of shipments in certain rest of world markets.
•Global SKYCLARYS revenue increased $138.0 million, from $382.5 million in 2024 to $520.5 million in 2025, or 36.1%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe and certain markets in the Middle East.
•Global QALSODY revenue increased $54.5 million, from $32.4 million in 2024 to $86.9 million in 2025, or 168.2%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets as well as patient growth in the U.S.

Rare disease revenue includes sales from SPINRAZA, QALSODY, which became commercially available in the E.U. during the second quarter of 2024, and SKYCLARYS which became commercially available in the E.U. during the first quarter of 2024.
In 2026 we expect growth in rare disease revenue due to the continued launch of SKYCLARYS in the U.S., Europe and other international markets as well as the continued launch of QALSODY in Europe. We anticipate global SPINRAZA revenue growth to be relatively flat in 2026.

BIOSIMILARS
•For 2025 compared to 2024, the decrease in biosimilar revenue was primarily due to a decrease in sales volumes, decreases in pricing due to competitive pressures in Europe and the unfavorable impact of foreign currency exchange.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ.

OTHER PRODUCT REVENUE
ZURZUVAE
U.S. ZURZUVAE revenue increased $122.9 million, from $72.2 million in 2024 to $195.1 million in 2025, or 170.2%, primarily due to higher demand resulting from an increase in total patients in the U.S. We anticipate growth in U.S. ZURZUVAE revenue as we expect total patients to continue to increase in 2026.

REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Our share of RITUXAN, including RITUXAN HYCELA, GAZYVA and LUNSUMIO collaboration operating profits in the U.S., royalty revenue on sales of OCREVUS and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Royalty revenue on sales of OCREVUS	$1,414.9	$1,339.5	$1,266.2
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	420.2	392.0	409.4
Other revenue from anti-CD20 therapeutic programs	25.5	18.4	14.0
Total revenue from anti-CD20 therapeutic programs	$1,860.6	$1,749.9	$1,689.6
ROYALTY REVENUE ON SALES OF OCREVUS
For 2025 compared to 2024, the increase in royalty revenue on sales of OCREVUS was primarily due to sales growth of OCREVUS in the U.S.
OCREVUS royalty revenue is based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Product revenue, net	$1,655.9	$1,531.0	$1,581.3
Cost and expense	448.3	404.1	419.9
Pre-tax profits in the U.S.	$1,207.6	$1,126.9	$1,161.4
Biogen's share of pre-tax profits	$420.2	$392.0	$409.4
For 2025 compared to 2024, the increase in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO was primarily due to an increase in sales volumes of GAZYVA of approximately 14.4%, partially offset by a decrease in sales volumes of RITUXAN of approximately 4.1%, resulting from competition from multiple biosimilar products.
For 2025 compared to 2024, the increase in collaboration cost and expense was primarily due to higher selling and marketing expense related to GAZYVA.
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
We are aware of several other anti-CD20 molecules, including biosimilar products, that have been approved and are competing with RITUXAN and GAZYVA in the oncology and other markets. Biosimilar products referencing RITUXAN are available in the U.S and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods and we expect sales to continue to decrease.
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
For the years ended December 31, 2025 and 2024, we recognized Alzheimer's collaboration revenue of approximately $177.7 million and $59.9 million, respectively. The increase was primarily due to higher sales volumes driven by the continued launch of LEQEMBI in the U.S. and international markets and the favorable impact from the timing of shipments to China during the second quarter of 2025 as we optimized our global inventory positions.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Contract manufacturing revenue	$679.4	$592.1	$848.2
Royalty and other revenue	53.5	60.5	51.1
Total contract manufacturing, royalty and other revenue	$732.9	$652.6	$899.3
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
For 2025 compared to 2024, the increase in contract manufacturing revenue was primarily driven by higher volumes due to the timing of batch production.
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
The IRA's drug pricing controls and Medicare Part D redesign had an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. The IRA Medicare Part D redesign had a modest net unfavorable impact to our 2025 revenue of approximately $90.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a quarter of which was associated with SKYCLARYS.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA. The full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Contractual adjustments	$2,689.7	$2,648.8	$2,681.7
Discounts	834.6	832.2	735.2
Returns	32.6	37.8	38.2
Total discounts and allowances	$3,556.9	$3,518.8	$3,455.1
For the years ended December 31, 2025, 2024 and 2023, reserves for discounts and allowances as a percentage of gross product revenue were 33.0%, 32.6% and 32.0%, respectively.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For 2025 compared to 2024, the increase in contractual adjustments was primarily due to higher Medicare manufacturer reserves in the U.S. driven by the IRA Medicare Part D redesign and higher government rebates in rest of world, offset in part by favorable changes in estimates of approximately $64.7 million primarily due to lower managed care rebates, as well as lower co-pay assistance and Medicaid rebates in the U.S.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For 2025 compared to 2024, the increase in discounts was primarily driven by higher volume discounts in the U.S. for TYSABRI, offset by lower purchase discounts in rest of world and lower volume discounts for U.S. biosimilars.
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
For 2025 compared to 2024, the decrease in returns was primarily driven by lower returns in the U.S., partially offset by higher returns in rest of world.
For additional information on our revenue reserves, please read Note 5, Revenue, to our consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Years Ended December 31,			% Change		$ Change
				2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
(In millions, except percentages)	2025	2024	2023
Cost of sales, excluding amortization and impairment of acquired intangible assets	$2,404.2	$2,310.4	$2,533.4	4.1%	(8.8)%	$93.8	$(223.0)
Research and development	1,778.6	1,980.3	2,445.4	(10.2)	(19.0)	(201.7)	(465.1)
Acquired in-process research and development, upfront and milestone expense	471.8	61.5	16.6	667.2	270.5	410.3	44.9
Selling, general and administrative	2,433.6	2,403.7	2,549.7	1.2	(5.7)	29.9	(146.0)
Amortization and impairment of acquired intangible assets	515.0	446.7	240.6	15.3	85.7	68.3	206.1
Collaboration profit sharing/(loss reimbursement)	290.2	254.4	218.8	14.1	16.3	35.8	35.6
(Gain) loss on fair value remeasurement of contingent consideration	33.6	27.7	—	21.3	nm	5.9	27.7
Impairment of ROU asset	52.9	—	—	nm	—	52.9	—
Restructuring charges	48.6	30.2	218.8	60.9	(86.2)	18.4	(188.6)
Gain on sale of priority review voucher, net	—	(88.6)	—	nm	nm	88.6	(88.6)
Other (income) expense, net	305.6	343.6	315.5	(11.1)	8.9	(38.0)	28.1
Total cost and expense	$8,334.1	$7,769.9	$8,538.8	7.3%	(9.0)%	$564.2	$(768.9)

nm Not meaningful
COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Product	$1,587.2	$1,604.2	$1,787.2
Royalty	817.0	706.2	746.2
Total cost of sales	$2,404.2	$2,310.4	$2,533.4
Cost of sales, as a percentage of total revenue, were 24.3%, 23.9% and 25.8% for the years ended December 31, 2025, 2024 and 2023, respectively.
PRODUCT COST OF SALES
For 2025 compared to 2024, the decrease in product cost of sales was primarily due to lower inventory write-offs, partially offset by product mix, including higher contract manufacturing revenue driven by the timing of batch releases and higher SKYCLARYS inventory step-up amortization costs.
Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to lower margins associated with this business.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales as the inventory is sold. We expect this amount to be fully amortized by the end of 2028. For the years ended December 31, 2025 and 2024, amortization from the fair value step-up adjustment was approximately $216.9 million and $181.5 million, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
Write Downs and Other Charges
Inventory amounts written down as a result of excess, obsolescence or unmarketability totaled $29.2 million, $101.9 million and $124.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ROYALTY COST OF SALES
For 2025 compared to 2024, the increase in royalty cost of sales was primarily due to a charge recorded during 2025 of approximately $104.9 million related to a litigation matter. For additional information on our litigation matters, please read Note 21, Litigation, to our consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT
Research and development expense, as a percentage of total revenue, was 18.0%, 20.5% and 24.9% for the years ended December 31, 2025, 2024 and 2023, respectively.
For 2025 compared to 2024, the decrease in research and development was primarily driven by continued cost-reduction measures realized in connection with our portfolio prioritization initiatives and our Fit for Growth program, approximately $23.9 million of step-up amortization related to SKYCLARYS inventory recorded in 2025, compared to $48.5 million in 2024, and approximately $42.5 million of equity-based compensation expense recognized in 2024 related to our acquisition of HI-Bio. The decrease was offset in part by higher spend on clinical trials, including litifilimab and felzartamab. Higher clinical trial spend related to litifilimab was offset by $200.0 million in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
2025 vs. 2024
The decrease in early stage programs was driven by a decrease in costs associated with:
•discontinuation of BIIB143 for the treatment of diabetic neuropathic pain;
•discontinuation of BIIB121 for the treatment of Angelman syndrome;
•advancement of litifilimab for the treatment of CLE into late stage; and
•discontinuation of BIIB105 for the treatment of ALS.
The decrease was partially offset by an increase in costs associated with:
•development of salanersen for the treatment of SMA; and
•development of BIIB080 for the treatment of Alzheimer's disease.
LATE STAGE PROGRAMS
2025 vs. 2024
The increase in late stage programs was driven by an increase in costs associated with:
•development of felzartamab for AMR, IgAN and PMN;
•increased spend on zorevunersen for the treatment of Dravet syndrome; and
•development of litifilimab for the treatment of CLE and SLE, offset by Royalty Pharma funding of $200.0 million.
MARKETED PROGRAMS
2025 vs. 2024
The decrease in marketed programs was driven by a decrease in costs associated with:
•decreased spend on LEQEMBI for the treatment of Alzheimer's disease; and
•$23.9 million of step-up amortization related to SKYCLARYS inventory recorded in 2025, compared to $48.5 million in 2024.

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
We expect our core research and development expense to increase slightly in 2026 with most investments in our late-stage programs. We intend to continue committing significant resources to targeted research and development opportunities while continuing to invest in our pipeline, where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT, UPFRONT AND MILESTONE EXPENSE
During the first quarter of 2025 we began presenting acquired in-process research and development, upfront and milestone expense as a separate line item in our consolidated statements of income. Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with collaboration and license agreements such as upfront and milestone payments and, when applicable, premiums on equity securities and asset acquisitions of acquired in-process research and development, which were previously included in research and development expense.
For 2025 acquired in-process research and development, upfront and milestone expense primarily consists of the following activity:
•Upfront payment of $165.0 million made to Stoke in connection with the closing of our collaboration and license agreement;
•Total consideration, including upfront payment, of approximately $85.0 million in connection with the closing of our acquisition of Alcyone;
•Upfront payment of $70.0 million made to Vanqua in connection with the closing of our license agreement;
•Upfront payment of $50.0 million made to Dayra in connection with the closing of our research collaboration;
•Milestone payments of $35.0 million and $30.0 million to MorphoSys in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR and IgAN, respectively; and
•Upfront payment of $16.0 million made to City Therapeutics in connection with the closing of our strategic research arrangement.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report. For additional information on our acquisition of Alcyone, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.

SELLING, GENERAL AND ADMINISTRATIVE
For 2025 compared to 2024, selling, general and administrative expense increased by approximately 1.2% primarily due to an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches. The increase was partially offset by the realization of our cost-reduction measures in connection with our Fit for Growth program.
In 2026 we expect selling, general and administrative expense to be relatively flat as compared to 2025. We anticipate increases in spend related to product launches and pre-launch activities will be offset by reduced spending within our mature products.
AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to TYSABRI, AVONEX, SPINRAZA, VUMERITY and SKYCLARYS.
Amortization of acquired intangible assets, excluding impairment charges, totaled $507.1 million, $386.5 million and $240.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in amortization of acquired intangible assets, excluding impairment charges, was primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the year ended December 31, 2025, amortization and impairment of acquired intangible assets reflects the impact of $7.9 million in impairment charges related to compounds acquired from HI-Bio.
For the year ended December 31, 2024, amortization and impairment of acquired intangible assets reflects the impact of a $40.0 million impairment charge related to intangible assets from other clinical programs we acquired from Reata, reducing the remaining book value of these IPR&D intangible assets to zero, and a $20.2 million impairment charge related to intangible assets associated with the termination of Samsung Bioepis' commercialization rights during the third quarter of 2024.
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
For the years ended December 31, 2025, 2024 and 2023, we recognized net profit-sharing expense of approximately $219.2 million, $227.4 million and $223.5 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
For the years ended December 31, 2025, 2024 and 2023, we recognized net profit-sharing expense of approximately $71.0 million and $27.0 million, and net loss reimbursement of approximately $4.7 million, respectively, to reflect Supernus' 50.0% share of net collaboration results in the U.S.
For additional information on our collaboration and license arrangements with Samsung Bioepis and Supernus, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
(GAIN) LOSS ON FAIR VALUE REMEASUREMENT OF CONTINGENT CONSIDERATION
Consideration payable for certain of our business combinations include future payments that are contingent upon the occurrence of a particular event or events. We record an obligation for such contingent consideration payments at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair values of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income. In connection with our acquisition of HI-Bio in July 2024 we recorded contingent consideration obligations related to potential milestone payments.
For the year ended December 31, 2025, changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities and the passage of time.

During the second quarter of 2025 the first milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the fourth quarter of 2025.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
IMPAIRMENT OF RIGHT-OF-USE ASSET
As part of our acquisition of Reata, we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We recorded a lease liability of approximately $151.8 million, with a corresponding right-of-use asset of approximately $121.2 million. We are continuing to evaluate opportunities to sublease the property.
During the fourth quarter of 2025 we performed an impairment assessment for this right-of use asset. This assessment involved estimating undiscounted future cash flows, including potential sublease income and remaining lease obligations. As a result of this impairment assessment, we recorded an impairment charge of approximately $52.9 million related to this Reata lease, which is included in impairment of ROU asset within our consolidated statements of income for the year ended December 31, 2025.
For additional information on our leases, please read Note 12, Leases, to our consolidated financial statements included in this report.
RESTRUCTURING CHARGES
2023 FIT FOR GROWTH RESTRUCTURING PROGRAM
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program generated approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which has been reinvested in various initiatives. The Fit for Growth program included net headcount reductions of approximately 1,400 employees and we incurred total restructuring charges of approximately $320.0 million by the end of 2025.
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Years Ended December 31,
	2025			2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other	Total	Severance Costs	Accelerated Depreciation and Other	Total	Severance Costs	Accelerated Depreciation and Other	Total
Selling, general and administrative	$—	$(1.4)	$(1.4)	$—	$13.8	$13.8	$—	$23.3	$23.3
Research and development	—	10.1	10.1	—	11.7	11.7	—	1.2	1.2
Restructuring charges	48.7	—	48.7	24.2	—	24.2	153.4	34.6	188.0
Total charges	$48.7	$8.7	$57.4	$24.2	$25.5	$49.7	$153.4	$59.1	$212.5
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
OTHER (INCOME) EXPENSE, NET
For 2025 compared to 2024, the change in other (income) expense, net primarily reflects higher interest income in 2025 driven by higher cash balances as well as higher litigation related expense in 2025 compared to 2024. In 2025 we recorded $139.5 million related to various litigation matters, including our agreement in principle to resolve all claims relating to Biogen's acquisition of Convergence, partially offset by higher net losses on our holdings in equity securities in 2024.

For additional information on our legal matters, please read Note 21, Litigation, to our consolidated financial statements included in this report.
INTEREST INCOME AND EXPENSE
For the year ended December 31, 2025, net interest expense was approximately $142.5 million, compared to net interest expense of $182.7 million in 2024. The change was primarily due to higher interest income driven by higher cash balances in 2025.
For 2026 compared to 2025, we anticipate lower net interest expense as a result of higher interest income driven by higher cash balances, partially offset by higher interest expense as a result of the issuance of our 2025 Senior Notes.
For additional information on our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the year ended December 31, 2025, net unrealized and realized losses on our holdings in equity securities were approximately $18.2 million and $1.5 million, respectively, compared to net unrealized losses and realized gains of approximately $102.4 million and $2.0 million, respectively, in 2024.
•The net unrealized losses recognized during the year ended December 31, 2025, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $27.7 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.
•The net unrealized losses recognized during the year ended December 31, 2024, primarily reflect a decrease in the aggregate fair value of our investment in Sage common stock of approximately $101.4 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $7.5 million.
INCOME TAX PROVISION

	For the Years Ended December 31,
(In millions, except percentages)	2025	2024	2023
Income before income tax (benefit) expense	$1,556.5	$1,906.0	$1,296.8
Income tax (benefit) expense	263.6	273.8	135.3
Effective tax rate	16.9%	14.4%	10.4%
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
For 2025 compared to 2024, the increase in our effective tax rate was partially driven by changes in the territorial mix of our profitability and the impact of certain share-based compensation awards that vested during the first quarter of 2025, partially offset by the impact of the elimination of Italian withholding tax.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the years ended December 31, 2025 and 2024, reflects currently enacted legislation and guidance related to the OECD model rules including the Pillar Two side-by-side package announced by the OECD in January 2026. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of December 31, 2025 and 2024. At this stage, we do not believe the side-by-side package impacts our financial results as of December 31, 2025.
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

The OBBBA did not result in any material adjustments to our total income tax provision for the year ended December 31, 2025, and we have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment. However, given the complexity of tax laws, related regulations and interpretations, our current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions.
For additional information on our income taxes, uncertain tax positions and income tax rate reconciliation, please read Note 17, Income Taxes, to our consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	As of December 31,
(In millions, except percentages)	2025	2024	% Change	$ Change
Financial assets:
Cash and cash equivalents	$3,008.5	$2,375.0	26.7%	$633.5
Marketable securities — current	807.2	—	nm	807.2
Marketable securities — non-current	431.9	—	nm	431.9
Total cash, cash equivalents and marketable securities	$4,247.6	$2,375.0	78.8%	$1,872.6
Borrowings:
Current portion of notes payable	$—	$1,748.6	nm	$(1,748.6)
Notes payable	6,286.8	4,547.2	38.3	1,739.6
Total borrowings	$6,286.8	$6,295.8	(0.1)%	$(9.0)
Working Capital:
Current assets	$8,974.1	$7,456.8	20.3%	$1,517.3
Current liabilities	(3,349.4)	(5,528.8)	(39.4)	2,179.4
Total working capital	$5,624.7	$1,928.0	191.7%	$3,696.7

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
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the fourth quarter of 2025.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in this report.

LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $5.6 billion as of December 31, 2025, compared to $1.9 billion as of December 31, 2024. The change in working capital reflects an increase in total current assets of approximately $1.5 billion and a decrease in total current liabilities of approximately $2.2 billion. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$1.4 billion increase in cash, cash equivalents and current marketable securities;
•$62.4 million decrease in accounts receivable, net related to our ongoing operations; and
•$292.4 million decrease in inventory primarily due to timing of production.
CURRENT LIABILITIES
•$1.7 billion decrease in the current portion of notes payable due to the redemption of our 4.050% Senior Notes due September 15, 2025, during the second quarter of 2025; and
•$433.5 million decrease in taxes payable primarily due to the timing of tax payments.
For additional information on our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of December 31, 2025, we had cash, cash equivalents and marketable securities totaling approximately $4.2 billion compared to approximately $2.4 billion as of December 31, 2024. The increase in the balance was primarily due to cash generated by our operations, which includes $200.0 million of research and development funding received from Royalty Pharma, partially offset by worldwide tax payments of approximately $864.0 million, an upfront payment made to Stoke of $165.0 million in connection with the closing of our collaboration and license agreement, milestone payments made to the former shareholders of HI-Bio totaling $300.0 million, a payment of $50.0 million in connection with our acquisition of Alcyone and total payments of $166.0 million in connection with our agreements with City Therapeutics, Dayra and Vanqua. During the second quarter of 2025 we received $1.75 billion in net proceeds from the issuance of our 2025 Senior Notes, which was offset by a $1.75 billion payment made for the redemption of our 4.050% Senior Notes due September 15, 2025.
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
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

	As of December 31,
(In millions)	2025	2024
Denali	$118.1	$145.8
Sage(1)	—	33.9
Total	$118.1	$179.7

(1) In July 2025 Sage was acquired by Supernus. Prior to this acquisition, we disposed of all of our shares of Sage common stock in a block trade.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report. For additional information on our 2025 Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.

CASH FLOW
The following table summarizes our cash flow activity:

				% Change
	For the Years Ended December 31,			2025 vs. 2024	2024 vs. 2023
(In millions, except percentages)	2025	2024	2023
Net cash flow provided by (used in) operating activities	$2,204.6	$2,875.5	$1,547.2	(23.3)%	85.9%
Net cash flow provided by (used in) investing activities	(1,371.1)	(799.2)	(4,101.0)	71.6	(80.5)
Net cash flow provided by (used in) financing activities	(301.9)	(683.5)	149.3	(55.8)	(557.8)
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
For 2025 compared to 2024, the decrease in net cash flow provided by operating activities was primarily due to lower net income in 2025, which included higher acquired in-process research and development, upfront and milestone payments in 2025, higher worldwide tax payments in 2025, compared to 2024, of approximately $864.0 million and $355.1 million, respectively, driven by the timing of estimated tax payments, the timing of customer payments and higher employee-benefit payments made during the first quarter of 2025, compared to the same period in 2024. The decrease was offset in part by lower inventory levels and $200.0 million of research and development funding received from Royalty Pharma in 2025.
INVESTING ACTIVITIES
For 2025 compared to 2024, the change in net cash flow in investing activities was primarily due to purchases of marketable securities in 2025 of $1.3 billion. In 2024, net cash flow in investing activities included the acquisition of HI-Bio for $1.15 billion, partially offset by the receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis and the net cash receipt of $88.6 million from the sale of one of our two PRVs.
FINANCING ACTIVITIES
For 2025 compared to 2024, the change in net cash flow in financing activities was primarily due to $1.75 billion in net proceeds received from the issuance of our 2025 Senior Notes, which was offset by a $1.75 billion payment made for the redemption of our 4.050% Senior Notes due September 15, 2025, as well as $300.0 million of milestone payments made to the former shareholders of HI-Bio, of which approximately $280.0 million was reflected within financing activities. Additionally, net cash flow used in financing activities during 2024 included the repayment of our 2023 Term Loan for $650.0 million.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report. For additional information on our Senior Notes and 2023 Term Loan, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.

CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2055. As of December 31, 2025, our outstanding balance related to long-term debt was $6.3 billion, net of discounts and debt offering costs.
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
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair values of our outstanding borrowings as of December 31, 2025 and 2024, please read Note 8, Fair Value Measurements, to our consolidated financial statements included in this report.
For additional information on our Senior Notes, 2023 Term Loan and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in this report.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no repurchases of our common stock during the years ended December 31, 2025 and 2024. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2025.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2025, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancelable operating leases(1)(2)(3)	$414.8	$81.9	$135.5	$49.1	$148.3
Long-term debt obligations(4)	11,359.7	264.6	529.1	2,006.5	8,559.5
Purchase and other obligations(5)	352.0	243.1	96.7	7.7	4.5
Defined benefit obligation	118.7	—	—	—	118.7
Total contractual obligations	$12,245.2	$589.6	$761.3	$2,063.3	$8,831.0

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
(2) Obligations are presented net of sublease income expected to be received for our vacated portions of various facilities throughout the world.
(3) In connection with our acquisition of Reata in September 2023 we assumed operating lease commitments, including the responsibility for a single-tenant, built-to-suit building. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
(4) Long-term debt obligations are related to our 2025 Senior Notes, our 2021 Exchange Offer Senior Notes, our 2020 Senior Notes and our 2015 Senior Notes, including principal and interest payments. For additional information on our long-term debt obligations, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
(5) Purchase and other obligations includes approximately $58.9 million related to the fair value of net liabilities on derivative contracts.
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
VUMERITY
We make royalty payments to Alkermes on worldwide net sales of VUMERITY using a royalty rate of 15.0% on product that Alkermes has manufactured and 16.0% on product manufactured by us or a third-party designee, which are recognized as cost of sales in our consolidated statements of income.
SKYCLARYS
In connection with our acquisition of Reata in September 2023 we assumed additional contractual obligations related to royalty payments. Reata entered into agreements to pay royalties on annual worldwide net sales of

SKYCLARYS, which will cumulatively range in the low to mid-single digit percentages. Royalty payments are recognized as cost of sales in our consolidated statements of income.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
LEASE COMMITMENTS
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
For additional information on our leases, please read Note 12, Leases, to our consolidated financial statements included in this report.
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
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the fourth quarter of 2025.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of December 31, 2025, we could make potential future milestone payments to third parties of up to approximately $5.3 billion, including approximately $0.7 billion in development milestones, approximately $0.8 billion in regulatory milestones and approximately $3.8 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2025, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain research milestones are met, we may pay up to approximately $67.5 million in additional milestones in 2026 under our current agreements, excluding opt-in payments. This amount includes a $45.0 million milestone payment due upon the initiation of a Phase 3 trial of salanersen.
OTHER FUNDING COMMITMENTS
As of December 31, 2025, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $39.3 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2025. We have approximately $524.9 million in cancellable future commitments based on existing CRO contracts as of December 31, 2025.

TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2025, we have approximately $166.8 million of liabilities associated with uncertain tax positions.
As of December 31, 2024, we accrued income tax liabilities of approximately $234.0 million under the Transition Toll Tax, which was subsequently paid in full in April 2025.
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
LEGAL MATTERS
For a discussion of legal matters as of December 31, 2025, please read Note 21, Litigation, to our consolidated financial statements included in this report.
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
As of December 31, 2025 and 2024, a 10.0% change in our discounts, contractual adjustments and reserves would have resulted in a decrease of our pre-tax earnings by approximately $355.7 million and $351.9 million, respectively.
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
ACQUIRED INTANGIBLE ASSETS, INCLUDING IPR&D
When we purchase a business, the acquired IPR&D is measured at fair value, capitalized as an intangible asset and tested for impairment at least annually, as of October 31, until commercialization, after which time the IPR&D is amortized over its estimated useful life. If we acquire an asset or group of assets with no alternative future use that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense within our consolidated statements of income as they are incurred.
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
•projecting the timing and likelihood of regulatory approvals;
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
IMPAIRMENT AND AMORTIZATION OF LONG-LIVED ASSETS
Long-lived assets to be held and used include property, plant and equipment as well as intangible assets, including IPR&D and trademarks. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on an estimate of undiscounted future cash flow resulting from the use of the assets and eventual disposition.
We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When performing our impairment assessment, we assess qualitative, and, if necessary, quantitative factors, and calculate the fair value using the same methodology as described above under Acquired Intangible Assets, including IPR&D. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. Changes in estimates and assumptions used in determining the fair value of our acquired IPR&D could result in an impairment. Acquired IPR&D impairments are recorded within amortization and impairment of acquired intangible assets in our consolidated statements of income.
Based on our most recent impairment assessment we incurred impairment charges of approximately $7.9 million for the year ended December 31, 2025, related to the impairment of compounds acquired from HI-Bio. For the year ended December 31, 2024, we incurred impairment charges of approximately $60.2 million related to the impairment of other clinical programs we acquired from Reata and the termination of Samsung Bioepis' commercialization rights. For additional information on our impairments, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
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
For additional information on the impairment charges related to our long-lived assets during 2025, 2024 and 2023, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
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

For additional information on our acquisitions, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
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
FOREIGN CURRENCY EXCHANGE RISK
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, our consolidated financial position, results of operations and cash flow can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc and the Polish złoty.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina’s economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of December 31, 2025, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of December 31, 2025 and 2024, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $278.0 million and $191.7 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and the actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of December 31, 2025 and 2024.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
ITEM 9B. OTHER INFORMATION
TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into, amend or terminate Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the fourth quarter of 2025 there were no trading arrangements for the purchase or sale of our securities entered into, amended or terminated by our officers and directors.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2026 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation Tables,” "Compensation Discussion and Analysis" and “Corporate Governance” contained in the proxy statement for our 2026 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2026 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the proxy statement for our 2026 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2026 annual meeting of stockholders.

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
4.6
Fourth Supplemental Indenture, dated as of May 12, 2025, between the Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank, National Association), including the forms of Global Notes attached as Exhibit A, Exhibit B and Exhibit C, respectively, thereto. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 12, 2025.

4.7	Description of Securities. Filed as Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2023.
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

10.11*	Form of nonqualified stock option award agreement under Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2022.
10.12*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.13*	Biogen Inc. 2019 Form of Performance-Based Management Incentive Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.14	Voluntary Board of Directors Savings Plan. Filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2024.

Exhibit No.	Description
10.15	Biogen Inc. Supplemental Savings Plan. Filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2024.
10.16*
Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective July 13, 2020. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.17*	Annual Retainer Summary for Board of Directors (effective January 1, 2020). Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
10.18*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.19*	Employment Agreement, dated November 10, 2022, by and between Biogen Inc. and Christopher A. Viehbacher. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 10, 2022.
10.20*	Letter regarding employment arrangement of Michael McDonnell dated July 16, 2020. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.21*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.22*	Letter amending employment arrangement of Susan Alexander dated February 28, 2020. Filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2023.
10.23*	Letter regarding employment arrangement of Rachid Izzar dated August 1, 2019. Filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2023.
10.24*	Letter regarding employment arrangement of Nicole Murphy dated January 28, 2022. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
10.25*	Letter regarding employment arrangement of Robin Kramer dated October 28, 2024. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2024.
10.26	Letter regarding employment arrangement of Priya Singhal dated January 3, 2023. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 31, 2025.
10.27
Amended and Restated Collaboration Agreement, dated October 22, 2017, between Biogen MA Inc. and Eisai Co., LTD. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2022.

10.28
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
101++
The following materials from Biogen Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

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
Date: February 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ CHRISTOPHER A. VIEHBACHER	Director and Chief Executive Officer (principal executive officer)	February 6, 2026
Christopher A. Viehbacher

/S/ ROBIN C. KRAMER	Executive Vice President and Chief Financial Officer (principal financial officer)	February 6, 2026
Robin C. Kramer

/S/ SEAN GODBOUT	Vice President, Chief Accounting Officer and Global Corporate Controller (principal accounting officer)	February 6, 2026
Sean Godbout

/S/ CAROLINE D. DORSA	Director and Chair of the Board of Directors	February 6, 2026
Caroline D. Dorsa

/S/ MARIA C. FREIRE	Director	February 6, 2026
Maria C. Freire

/S/ WILLIAM A. HAWKINS	Director	February 6, 2026
William A. Hawkins

/S/ SUSAN LANGER	Director	February 6, 2026
Susan Langer

/S/ JESUS B. MANTAS	Director	February 6, 2026
Jesus B. Mantas

/S/ LLOYD B. MINOR	Director	February 6, 2026
Lloyd B. Minor

/S/ SIR MENELAS PANGALOS	Director	February 6, 2026
Sir Menelas Pangalos

/S/ MONISH PATOLAWALA	Director	February 6, 2026
Monish Patolawala

/S/ ERIC K. ROWINSKY	Director	February 6, 2026
Eric K. Rowinsky

/S/ STEPHEN A. SHERWIN	Director	February 6, 2026
Stephen A. Sherwin

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Product revenue, net	$7,119.4	$7,213.5	$7,246.7
Revenue from anti-CD20 therapeutic programs	1,860.6	1,749.9	1,689.6
Alzheimer's collaboration revenue	177.7	59.9	—
Contract manufacturing, royalty and other revenue	732.9	652.6	899.3
Total revenue	9,890.6	9,675.9	9,835.6
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	2,404.2	2,310.4	2,533.4
Research and development	1,778.6	1,980.3	2,445.4
Acquired in-process research and development, upfront and milestone expense	471.8	61.5	16.6
Selling, general and administrative	2,433.6	2,403.7	2,549.7
Amortization and impairment of acquired intangible assets	515.0	446.7	240.6
Collaboration profit sharing/(loss reimbursement)	290.2	254.4	218.8
(Gain) loss on fair value remeasurement of contingent consideration	33.6	27.7	—
Impairment of ROU asset	52.9	—	—
Restructuring charges	48.6	30.2	218.8
Gain on sale of priority review voucher, net	—	(88.6)	—
Other (income) expense, net	305.6	343.6	315.5
Total cost and expense	8,334.1	7,769.9	8,538.8
Income before income tax (benefit) expense	1,556.5	1,906.0	1,296.8
Income tax (benefit) expense	263.6	273.8	135.3
Net income	1,292.9	1,632.2	1,161.5
Net income attributable to noncontrolling interests, net of tax	—	—	0.4
Net income attributable to Biogen Inc.	$1,292.9	$1,632.2	$1,161.1

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$8.83	$11.21	$8.02
Diluted earnings per share attributable to Biogen Inc.	$8.79	$11.18	$7.97

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	146.5	145.6	144.7
Diluted earnings per share attributable to Biogen Inc.	147.1	145.9	145.6

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
Net income attributable to Biogen Inc.	$1,292.9	$1,632.2	$1,161.1
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	0.2	—	15.7
Unrealized gains (losses) on cash flow hedges, net of tax	(110.5)	76.6	(40.1)
Unrealized gains (losses) on pension benefit obligation, net of tax	7.2	(14.0)	(1.5)
Currency translation adjustments, net of tax	57.3	(45.1)	37.1
Total other comprehensive income (loss), net of tax	(45.8)	17.5	11.2
Comprehensive income (loss) attributable to Biogen Inc.	1,247.1	1,649.7	1,172.3
Comprehensive income attributable to noncontrolling interests, net of tax	—	—	0.4
Comprehensive income (loss)	$1,247.1	$1,649.7	$1,172.7

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,008.5	$2,375.0
Current portion of marketable securities	807.2	—
Accounts receivable, net of allowance for doubtful accounts of $3.0 and $2.2, respectively	1,342.4	1,404.8
Due from anti-CD20 therapeutic programs	524.6	464.0
Inventory	2,168.1	2,460.5
Other current assets	1,123.3	752.5
Total current assets	8,974.1	7,456.8
Marketable securities	431.9	—
Property, plant and equipment, net	3,055.4	3,181.3
Operating lease assets	265.4	356.4
Intangible assets, net	9,178.5	9,691.2
Goodwill	6,491.1	6,478.9
Deferred tax asset	292.5	324.2
Investments and other assets	750.6	560.5
Total assets	$29,439.5	$28,049.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$1,748.6
Taxes payable	114.8	548.3
Accounts payable	432.0	424.2
Accrued expense and other	2,802.6	2,807.7
Total current liabilities	3,349.4	5,528.8
Notes payable	6,286.8	4,547.2
Deferred tax liability	507.6	190.5
Long-term operating lease liabilities	290.4	334.5
Other long-term liabilities	748.5	732.3
Total liabilities	11,182.7	11,333.3
Commitments, contingencies and guarantees (Notes 22 and 23)
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	863.1	569.4
Accumulated other comprehensive income (loss)	(182.0)	(136.2)
Retained earnings	20,552.7	19,259.8
Treasury stock, at cost; 23.8 million and 23.8 million shares, respectively	(2,977.1)	(2,977.1)
Total equity	18,256.8	16,716.0
Total liabilities and equity	$29,439.5	$28,049.3

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$1,292.9	$1,632.2	$1,161.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	779.9	673.2	494.8
Impairment of intangible assets	7.9	60.2	—
Impairment of ROU asset	52.9	—	—
Excess and obsolescence charges related to inventory	29.2	101.9	124.4
Amortization of acquired inventory step-up	240.8	230.0	31.5
Acquired in-process research and development	85.0	—	—
Share-based compensation	290.8	291.2	264.2
Contingent consideration	33.6	27.7	—
Deferred income taxes	361.6	(158.1)	(305.8)
(Gain) loss on strategic investments	19.3	101.4	277.1
Gain on sale of priority review voucher, net	—	(88.6)	—
Other	68.3	159.6	148.2
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	102.7	222.3	61.3
Due from anti-CD20 therapeutic programs	(60.6)	(28.1)	(4.6)
Inventory	(64.7)	(273.8)	(130.9)
Accrued expense and other current liabilities	171.1	24.6	(201.6)
Income tax assets and liabilities	(958.1)	78.5	(299.0)
Other changes in operating assets and liabilities, net	(248.0)	(178.7)	(73.9)
Net cash flow provided by (used in) operating activities	2,204.6	2,875.5	1,547.2
Cash flow from investing activities:
Purchases of property, plant and equipment	(153.8)	(153.7)	(277.0)
Proceeds from sales and maturities of marketable securities	23.0	—	7,380.8
Purchases of marketable securities	(1,258.3)	—	(5,140.7)
Acquisition of Reata, net of cash acquired	—	—	(6,926.1)
Acquisition of HI-Bio, net of cash acquired	—	(1,074.8)	—
Proceeds from sale of equity interest in Samsung Bioepis	—	406.8	788.1
Proceeds from sale of priority review voucher, net	—	88.6	—
Acquired in-process research and development	(50.0)	—	—
Acquisitions of intangible assets	(31.6)	(206.1)	(34.4)
Proceeds from sales of strategic investments	56.7	144.7	119.6
Other	42.9	(4.7)	(11.3)
Net cash flow provided by (used in) investing activities	(1,371.1)	(799.2)	(4,101.0)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(10.0)	(31.3)	(44.3)
Proceeds from borrowings	1,733.1	—	997.2
Repayments of borrowings	(1,750.0)	(650.0)	(809.9)
Net (distribution) contribution to noncontrolling interest	—	—	12.3
Contingent consideration payments	(280.0)	—	—
Other	5.0	(2.2)	(6.0)
Net cash flow provided by (used in) financing activities	(301.9)	(683.5)	149.3
Net increase (decrease) in cash and cash equivalents	531.6	1,392.8	(2,404.5)
Effect of exchange rate changes on cash and cash equivalents	101.9	(67.7)	35.1
Cash and cash equivalents, beginning of the year	2,375.0	1,049.9	3,419.3
Cash and cash equivalents, end of the year	$3,008.5	$2,375.0	$1,049.9

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	For the Year Ended December 31, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	—	$—	169.5	$0.1	$569.4	$(136.2)	$19,259.8	(23.8)	$(2,977.1)	$16,716.0
Net income	—	—	—	—	—	—	1,292.9	—	—	1,292.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(45.8)	—	—	—	(45.8)
Issuance of common stock under stock option and stock purchase plans	—	—	0.3	—	34.0	—	—	—	—	34.0
Issuance of common stock under stock award plan	—	—	0.7	—	(44.0)	—	—	—	—	(44.0)
Compensation related to share-based payments	—	—	—	—	303.1	—	—	—	—	303.1
Other	—	—	—	—	0.6	—	—	—	—	0.6
Balance, December 31, 2025	—	$—	170.5	$0.1	$863.1	$(182.0)	$20,552.7	(23.8)	$(2,977.1)	$18,256.8

	For the Year Ended December 31, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4
Net income	—	—	—	—	—	—	1,632.2	—	—	1,632.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	17.5	—	—	—	17.5
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	36.3	—	—	—	—	36.3
Issuance of common stock under stock award plan	—	—	0.6	—	(67.7)	—	—	—	—	(67.7)
Compensation related to share-based payments	—	—	—	—	301.5	—	—	—	—	301.5
Other	—	—	—	—	(3.2)	—	—	—	—	(3.2)
Balance, December 31, 2024	—	$—	169.5	$0.1	$569.4	$(136.2)	$19,259.8	(23.8)	$(2,977.1)	$16,716.0

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
Our marketed products include VUMERITY, TYSABRI, TECFIDERA, AVONEX and PLEGRIDY for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; and QALSODY for the treatment of ALS.
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and, following its approval in October 2025, lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group.
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; and FLIXABI, an infliximab biosimilar referencing REMICADE.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
Consolidation
Our consolidated financial statements reflect our financial statements, those of our wholly owned subsidiaries and variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100.0% of the economics, we record net income attributable to noncontrolling interests, net of tax in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Contractual adjustments primarily relate to Medicaid, Medicare and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA and PHS discounts, specialty pharmacy program fees and other governmental rebates or applicable allowances.
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
•IRA Medicare rebates: relate to our estimated obligation under the IRA for the manufacturer’s portion of the Medicare Part D redesign. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other within our consolidated balance sheets. The calculation of the accrual for these rebates is based on an estimate of our Medicare population and the estimated manufacturer portion of our obligation under the Part D Redesign.
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
Our development and commercialization arrangements with Genentech, Eisai, Supernus and Samsung Bioepis represent collaborative arrangements as each party is an active participant in one or more joint operating activities and is exposed to significant risks and rewards of these arrangements. These arrangements resulted from an exchange of a license and utilize the sales and usage based royalty exception, as applicable. Therefore, revenue relating to royalties or profit-sharing amounts received is recognized as the underlying sales occur.
For additional information on our collaboration arrangements with Genentech, Eisai, Supernus and Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
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
We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The option pricing valuation models use assumptions within the model, including the term, stock price volatility, constant maturity risk-free interest rate and dividend yield. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2025 and 2024.
Other Assets and Liabilities
The carrying amounts reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments that are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2025, cash equivalents were comprised of money market funds, overnight reverse repurchase agreements, short-term debt securities and commercial paper with maturities less than three months from the date of purchase. As of December 31, 2024, cash equivalents were comprised of money market funds with maturities less than three months from the date of purchase.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets with no alternative future use that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense within our consolidated statements of income as they are incurred.
When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. Changes in estimates and assumptions used in determining the fair value of our acquired IPR&D could result in an impairment. Acquired IPR&D impairments are recorded within amortization and impairment of acquired intangible assets in our consolidated statements of income.

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
Determination of recoverability is based on an estimate of undiscounted future cash flow resulting from the use of the assets and eventual disposition. In the event that such cash flow is not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Accounting for Share-Based Compensation
Our share-based compensation programs grant awards that have included stock options, time-vested RSUs, performance-vested stock units that vest based upon meeting both a performance condition and a service condition and shares issued under our ESPP. Compensation expense is recognized based on the estimated fair value of the awards at grant date. We recognize compensation expense for the number of awards expected to vest after taking into consideration an estimate of award forfeitures over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date the employee becomes retirement eligible.
The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options are then expensed over the options' vesting periods.
The fair values of our RSUs are based on the market value of our stock on the date of grant. Compensation expense for RSUs is recognized straight-line over the applicable service period. If the service condition is not met or not expected to be met, any compensation expense previously recognized to date associated with the awards will be reversed.
The fair values of our PSUs that settle in stock and have market-based metrics are estimated using a lattice model with a Monte Carlo simulation. Compensation expense is recognized straight-line over the applicable service period for these awards. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense is not adjusted to reflect the actual units earned.
The fair values of PSUs that settle in stock and do not have market-based metrics are based on the market value of our stock on the date of grant. Compensation expense is recognized for the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the targeted payout level associated with the performance criteria expected to be achieved. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If the performance criteria are not met or not expected to be met, any compensation expense previously recognized to date associated with the awards will be reversed.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Development Expense
Research and development expense consists of expenses incurred in performing research and development activities, which include compensation and benefits, facilities and overhead expense, clinical trial expense and fees paid to CROs, clinical supply and manufacturing expense, fair value step-up adjustment amortization of inventory used for clinical purposes and other outside expense. Research and development expense is expensed as incurred. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our consolidated balance sheets and are expensed as the services are provided. We also accrue the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.
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
Acquired In-process Research and Development, Upfront and Milestone Expense
Acquired in-process research and development, upfront and milestone expense consists of upfront fees and milestones paid to third-party collaborators as well as charges associated with the acquisition of an asset or group of assets with no alternative future use that did not meet the definition of a business under applicable accounting standards. Upfront and milestone payments made to third-party collaborators are expensed as incurred up to the point of regulatory approval. Milestone payments made upon regulatory approval are capitalized and amortized over the remaining useful life of the related product.
Selling, General and Administrative Expense
Selling, general and administrative expense is primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expense and other general and administrative costs.
Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024 and 2023, advertising costs totaled approximately $71.9 million, $66.8 million and $71.4 million, respectively.
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
We adopted this standard and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. The adoption did not have a material impact on our consolidated financial position or results of operations. Refer to Note 17, Income Taxes, for our updated income tax disclosure.

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

ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This standard modernizes the accounting for software costs, including updating guidance on the recognition and measurement of costs incurred in connection with development and implementation activities related to internal-use software.	Annual reporting for fiscal periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted.	We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.
ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract	This standard refines and expands the existing scope exceptions that exclude certain contracts, including certain R&D funding arrangements, from derivative accounting, and clarifies the accounting for share-based noncash consideration received from a customer.	Annual reporting for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.	We have early adopted this new standard on a modified retrospective basis as of January 1, 2025. Adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:	Acquisitions
Alcyone Therapeutics, Inc.
In November 2025 we completed the acquisition of all of the issued and outstanding shares of Alcyone Therapeutics, Inc., a clinical-stage biotechnology company focused on pediatric care through precision CNS therapeutics and dosing platforms. Alcyone's lead asset is ThecaFlex DRx, an implantable subcutaneous port and catheter device being investigated for the intrathecal delivery of ASOs, including SPINRAZA, which is designed to provide an alternative to repeat lumbar punctures in chronic intrathecal administration of medicines.
Total consideration for this transaction, which was recorded in acquired in-process research and development, upfront and milestone expense in our consolidated statements of income for the year ended December 31, 2025, was approximately $85.0 million, comprising a $50.0 million payment made upon closing and a $35.0 million payment that was considered probable as of December 31, 2025, and made upon FDA approval of a supplemental application in January 2026.
We may pay additional development and regulatory milestone payments to the former shareholders of Alcyone of up to a total of $75.0 million if approval is received for ThecaFlex DRx administration of SPINRAZA or other additional pipeline products.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. Under the terms of this acquisition, we will oversee the end-to-end development, manufacturing and commercialization of ThecaFlex DRx.
Alcyone's remaining therapeutic assets were divested from Alcyone into Neela Therapeutics, Inc., a newly formed independent company, prior to the closing of this acquisition.
Human Immunology Biosciences
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody, is currently being evaluated for several indications, including three leading indications, AMR, PMN and IgAN. Felzartamab has received Breakthrough Therapy Designation and ODD from the FDA for development in the treatment of PMN and AMR. Subsequent to our acquisition, felzartamab received ODD in the E.U. in PMN, IgAN and solid organ transplantation. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to a total of $650.0 million in contingent development and regulatory milestone payments. The $1.15 billion paid included approximately $74.5 million related to HI-Bio's outstanding, non-vested equity awards, inclusive of employer taxes, of which $56.4 million was recognized as share-based compensation payments to settle non-vested equity awards attributable to the post-acquisition service period and therefore not reflected as a component of total purchase price paid. Of the total $56.4 million, we recognized approximately $42.5 million as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2024. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest.
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
Of the total contingent consideration recorded as of the transaction close date, approximately $279.3 million related to milestones classified as short-term and reflected as a component of accrued expense and other with the remaining $205.8 million reflected as a component of other long-term liabilities within our consolidated balance sheets. The short-term liability related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab in a first and second indication, which would each result in the achievement of a $150.0 million milestone payment.
Changes in the fair value of the contingent consideration obligation subsequent to the transaction close date are being recognized as (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income. This fair value measurement is based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. For additional information related to the fair value of this obligation, please read Note 8, Fair Value Measurements, to these consolidated financial statements.
Other Contractual Commitments: We acquired HI-Bio's pre-existing in-license commitments under third-party agreements with MorphoSys, which include tiered royalties on potential future sales ranging from high-single digit to mid-teen percentages, as well as potential future development, regulatory and commercial milestone payments of up to $130.0 million, $230.0 million and $640.0 million, respectively. At the transaction close date the achievement of these milestones was not considered probable and therefore not recorded in our financial statements.

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
Reata Pharmaceuticals, Inc.
On September 26, 2023, we completed the acquisition of all of the issued and outstanding shares of Reata, a biopharmaceutical company focused on developing therapeutics that regulate cellular metabolism and inflammation in serious neurologic diseases. As a result of this transaction we acquired SKYCLARYS (omaveloxolone), the first and only drug approved in the U.S., the E.U. and certain international markets for the treatment of FA in adults and adolescents aged 16 years and older, as well as other clinical and preclinical pipeline programs.

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
Inventory: Total inventory acquired was approximately $1.3 billion, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SKYCLARYS. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales as the inventory is sold or research and development expense as the inventory is used for clinical purposes within our consolidated statements of income. We expect this amount to be fully amortized by the end of 2028.
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
Leases: We assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We recorded a lease liability of approximately $151.8 million, which represented the net present value of rental expense over the remaining lease term of approximately 15 years, with a corresponding right-of-use asset of approximately $121.2 million, which represented our estimate of the fair value for a market participant of the rental market in the Dallas, Texas area. Included in our estimate of the market rental rate was the value of any leasehold improvements or tenant allowances related to the building. We do not intend to occupy this building and are evaluating opportunities to sublease the property.
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
Sale of TOFIDENCE
In March 2025 we completed the sale of our regulatory and commercial rights in the U.S. for TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, to Organon. Under the terms of this transaction, we received a payment

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of approximately $51.0 million in July 2025 and recognized a de minimis loss within our consolidated statements of income for the year ended December 31, 2025.
Sale of BYOOVIZ and OPUVIZ Rights
In October 2025 we completed the sale of our remaining commercial rights to two ophthalmology assets in Europe: BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and OPUVIZ, an aflibercept biosimilar referencing EYLEA. Samsung Bioepis will have full responsibility for commercialization of BYOOVIZ upon the transfer of commercial rights from Biogen back to Samsung Bioepis, which became effective as of January 2026. Under the terms of this transaction, we received a payment of $28.0 million in November 2025 and recognized a minimal gain on disposal within our consolidated statements of income for the year ended December 31, 2025.
For additional information on our license arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.

Note 4:	Restructuring
2023 Fit for Growth Restructuring Program
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program generated approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which has been reinvested in various initiatives. The Fit for Growth program included net headcount reductions of approximately 1,400 employees and we incurred total restructuring charges of approximately $320.0 million by the end of 2025.
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Years Ended December 31,
	2025			2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other	Total	Severance Costs	Accelerated Depreciation and Other	Total	Severance Costs	Accelerated Depreciation and Other	Total
Selling, general and administrative	$—	$(1.4)	$(1.4)	$—	$13.8	$13.8	$—	$23.3	$23.3
Research and development	—	10.1	10.1	—	11.7	11.7	—	1.2	1.2
Restructuring charges	48.7	—	48.7	24.2	—	24.2	153.4	34.6	188.0
Total charges	$48.7	$8.7	$57.4	$24.2	$25.5	$49.7	$153.4	$59.1	$212.5
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total charges incurred from our Reata integration are summarized as follows:

	For the Years Ended December 31,
	2025			2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other	Total	Severance Costs	Accelerated Depreciation and Other	Total	Severance Costs	Accelerated Depreciation and Other	Total
Selling, general and administrative	$—	$6.8	$6.8	$—	$6.3	$6.3	$—	$—	$—
Research and development	—	14.3	14.3	—	11.9	11.9	—	—	—
Restructuring charges	(0.7)	—	(0.7)	3.4	—	3.4	30.4	—	30.4
Total charges	$(0.7)	$21.1	$20.4	$3.4	$18.2	$21.6	$30.4	$—	$30.4
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
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

(In millions)	Workforce Reductions
Restructuring reserve, December 31, 2023	$75.4
Expense	30.2
Payment	(73.8)
Foreign currency and other adjustments	0.1
Restructuring reserve, December 31, 2024	31.9
Expense	48.6
Payment	(61.5)
Foreign currency and other adjustments	(3.2)
Restructuring reserve, December 31, 2025	$15.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Revenue
Product Revenue
Revenue by product are summarized as follows:

	For the Years Ended December 31,
	2025			2024			2023
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$168.5	$511.2	$679.7	$169.2	$797.9	$967.1	$263.1	$749.4	$1,012.5
VUMERITY	651.2	95.6	746.8	538.6	89.4	628.0	512.1	64.2	576.3
Total Fumarate	819.7	606.8	1,426.5	707.8	887.3	1,595.1	775.2	813.6	1,588.8
AVONEX	482.9	212.6	695.5	451.3	256.2	707.5	536.7	274.3	811.0
PLEGRIDY	104.9	145.2	250.1	111.4	149.1	260.5	126.2	168.5	294.7
Total Interferon	587.8	357.8	945.6	562.7	405.3	968.0	662.9	442.8	1,105.7
TYSABRI	965.0	700.4	1,665.4	920.0	795.0	1,715.0	997.9	879.0	1,876.9
FAMPYRA(1)	—	1.4	1.4	—	71.7	71.7	—	90.5	90.5
Subtotal: Multiple Sclerosis	2,372.5	1,666.4	4,038.9	2,190.5	2,159.3	4,349.8	2,436.0	2,225.9	4,661.9

Rare Disease:
SPINRAZA	625.5	921.3	1,546.8	625.7	947.5	1,573.2	610.5	1,130.7	1,741.2
SKYCLARYS(2)	310.6	209.9	520.5	301.1	81.4	382.5	55.9	—	55.9
QALSODY(3)	30.1	56.8	86.9	20.9	11.5	32.4	5.8	0.1	5.9
Subtotal: Rare Disease	966.2	1,188.0	2,154.2	947.7	1,040.4	1,988.1	672.2	1,130.8	1,803.0

Biosimilars:
BENEPALI	—	453.2	453.2	—	479.1	479.1	—	438.8	438.8
IMRALDI	—	190.2	190.2	—	213.1	213.1	—	222.1	222.1
FLIXABI	—	52.6	52.6	—	63.2	63.2	—	77.4	77.4
BYOOVIZ	13.0	19.4	32.4	23.0	13.6	36.6	29.2	2.5	31.7
TOFIDENCE	0.7	—	0.7	1.1	—	1.1	—	—	—
Subtotal: Biosimilars	13.7	715.4	729.1	24.1	769.0	793.1	29.2	740.8	770.0

Other:
ZURZUVAE	195.1	—	195.1	72.2	—	72.2	1.6	—	1.6
Other(4)	0.4	1.7	2.1	2.8	7.5	10.3	2.4	7.8	10.2
Subtotal: Other	195.5	1.7	197.2	75.0	7.5	82.5	4.0	7.8	11.8
Total product revenue, net	$3,547.9	$3,571.5	$7,119.4	$3,237.3	$3,976.2	$7,213.5	$3,141.4	$4,105.3	$7,246.7

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) SKYCLARYS became commercially available in the E.U. during the first quarter of 2024.
(3) QALSODY became commercially available in the E.U. during the second quarter of 2024.
(4) Other includes FUMADERM and ADUHELM.
We recognized revenue from two wholesalers accounting for 28.0% and 15.8% of gross product revenue in 2025, 25.9% and 13.4% of gross product revenue in 2024 and 27.0% and 9.9% of gross product revenue in 2023, respectively.
As of December 31, 2025, two wholesale distributors individually accounted for approximately 25.4% and 15.2% of net accounts receivable associated with our product sales, as compared to 27.2% and 11.7% as of December 31, 2024, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

	As of December 31, 2025
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2024	$162.7	$880.8	$48.1	$1,091.6
Current provisions relating to sales in current year	832.4	2,773.1	31.9	3,637.4
Adjustments relating to prior years	2.2	(83.4)	0.7	(80.5)
Payments/credits relating to sales in current year	(728.3)	(1,905.8)	(1.7)	(2,635.8)
Payments/credits relating to sales in prior years	(153.3)	(618.6)	(30.0)	(801.9)
Balance, December 31, 2025	$115.7	$1,046.1	$49.0	$1,210.8

	As of December 31, 2024
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2023	$173.3	$857.1	$31.6	$1,062.0
Current provisions relating to sales in current year	824.2	2,687.5	23.6	3,535.3
Adjustments relating to prior years	8.0	(38.7)	14.2	(16.5)
Payments/credits relating to sales in current year	(670.9)	(1,989.7)	(0.6)	(2,661.2)
Payments/credits relating to sales in prior years	(171.9)	(635.4)	(20.7)	(828.0)
Balance, December 31, 2024	$162.7	$880.8	$48.1	$1,091.6

	As of December 31, 2023
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2022	$153.8	$857.7	$23.5	$1,035.0
Current provisions relating to sales in current year	735.6	2,720.1	19.0	3,474.7
Adjustments relating to prior years	(0.4)	(38.4)	19.2	(19.6)
Payments/credits relating to sales in current year	(572.9)	(1,944.8)	(2.1)	(2,519.8)
Payments/credits relating to sales in prior years	(142.8)	(737.5)	(28.0)	(908.3)
Balance, December 31, 2023	$173.3	$857.1	$31.6	$1,062.0
The total reserves above, which are included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2025	2024
Reduction of accounts receivable	$210.4	$154.1
Component of accrued expense and other	1,000.4	937.5
Total revenue-related reserves	$1,210.8	$1,091.6
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Royalty revenue on sales of OCREVUS	$1,414.9	$1,339.5	$1,266.2
Biogen's share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	420.2	392.0	409.4
Other revenue from anti-CD20 therapeutic programs	25.5	18.4	14.0
Total revenue from anti-CD20 therapeutic programs	$1,860.6	$1,749.9	$1,689.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Approximately 18.8%, 18.1% and 17.2% of our total revenue in 2025, 2024 and 2023, respectively, was derived from our collaboration arrangements with Genentech. For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
Alzheimer's Collaboration Revenue
Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal. We began recognizing Alzheimer's collaboration revenue upon the accelerated approval of LEQEMBI in the U.S. during the first quarter of 2023.
For the years ended December 31, 2025 and 2024, we recognized Alzheimer's collaboration revenue of approximately $177.7 million and $59.9 million, respectively, within our consolidated statements of income. For the year ended December 31, 2023, our share of LEQEMBI product revenue, net, was fully offset by our share of cost of sales, including royalties, resulting in a zero net impact to Alzheimer's collaboration revenue within our consolidated statements of income.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Contract manufacturing revenue	$679.4	$592.1	$848.2
Royalty and other revenue	53.5	60.5	51.1
Total contract manufacturing, royalty and other revenue	$732.9	$652.6	$899.3
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2025	2024
Raw materials	$293.4	$317.8
Work in process	1,595.2	1,882.8
Finished goods	424.9	353.8
Total inventory	$2,313.5	$2,554.4

Balance Sheet Classification:
Inventory	$2,168.1	$2,460.5
Investments and other assets	145.4	93.9
Total inventory	$2,313.5	$2,554.4
Long-term inventory is included in investments and other assets within our consolidated balance sheets.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales as the inventory is sold or research and development expense as the inventory is used for clinical purposes within our consolidated statements of income. We expect this amount to be fully amortized by the end of 2028. For the years ended December 31, 2025, 2024 and 2023, amortization from the fair value step-up adjustment was approximately $240.8 million, $230.0 million and $31.5 million, respectively. For the years ended December 31, 2025 and 2024, amortization from the fair value step-up adjustment includes approximately $23.9 million and $48.5 million, respectively, of inventory used for clinical purposes, which is reflected in research and development expense within our consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these consolidated financial statements.
Write Downs and Other Charges
Inventory amounts written down as a result of excess, obsolescence or unmarketability are charged to cost of sales, and totaled $29.2 million, $101.9 million and $124.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of December 31, 2025			As of December 31, 2024
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	1-30 years	$14,067.3	$(6,687.8)	$7,379.5	$14,138.4	$(6,254.1)	$7,884.3
In-process research and development	Indefinite until commercialization	1,635.0	—	1,635.0	1,642.9	—	1,642.9
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$15,866.3	$(6,687.8)	$9,178.5	$15,945.3	$(6,254.1)	$9,691.2
Amortization and Impairments
Amortization and impairment of acquired intangible assets totaled $515.0 million, $446.7 million and $240.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Amortization of acquired intangible assets, excluding impairment charges, totaled $507.1 million, $386.5 million and $240.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization of acquired intangible assets, excluding impairment charges, was primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the year ended December 31, 2025, amortization and impairment of acquired intangible assets reflects the impact of $7.9 million in impairment charges related to compounds acquired from HI-Bio.
For the year ended December 31, 2024, amortization and impairment of acquired intangible assets reflects the impact of a $40.0 million impairment charge related to intangible assets from other clinical programs we acquired from Reata, reducing the remaining book value of these IPR&D intangible assets to zero, and a $20.2 million impairment charge related to intangible assets associated with the termination of Samsung Bioepis' commercialization rights during the third quarter of 2024. For the year ended December 31, 2023, we had no impairment charges.
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
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. Completed technology intangible assets are amortized over their estimated useful lives, which range between approximately 1 to 30 years, with a remaining weighted average useful life of 12 years, as of December 31, 2025.
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
The carrying value associated with our IPR&D assets as of December 31, 2025 and 2024, primarily relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with an estimated fair value of approximately $1.6 billion.
Priority Review Voucher
In connection with our acquisition of Reata in September 2023 we acquired a rare pediatric disease PRV which may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party. We recorded the PRV based on its estimated fair value of $100.0 million as an intangible asset.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of December 31, 2025
2026	$485.0
2027	485.0
2028	525.0
2029	575.0
2030	645.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2025	2024
Goodwill, January 1	$6,478.9	$6,219.2
Goodwill resulting from HI-Bio acquisition(1)	4.5	256.5
Goodwill resulting from Reata acquisition(2)	—	4.7
Other(3)	7.7	(1.5)
Goodwill, December 31	$6,491.1	$6,478.9

(1) Goodwill resulting from the HI-Bio acquisition for the year ended December 31, 2025, relates to HI-Bio measurement period adjustments recognized during 2025.
(2) Goodwill resulting from the Reata acquisition for the year ended December 31, 2024, relates to Reata measurement period adjustments recognized during 2024.
(3) Other includes adjustments related to foreign currency exchange rate fluctuations.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.
As of December 31, 2025 and 2024, we had no accumulated impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2025
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,233.2	$—	$2,233.2	$—
Marketable debt securities:
Corporate debt securities	537.6	—	537.6	—
Government securities	648.8	—	648.8	—
Mortgage and other asset backed securities	52.7	—	52.7	—
Marketable equity securities	118.1	118.1	—	—
Other current assets:
Derivative contracts	10.0	—	10.0	—
Other non-current assets:
Convertible notes(1)	35.0	—	—	35.0
Plan assets for deferred compensation	52.2	—	52.2	—
Derivative contracts	0.4	—	0.4	—
Total	$3,688.0	$118.1	$3,534.9	$35.0
Liabilities:
Other current liabilities:
Derivative contracts	$56.7	$—	$56.7	$—
Other non-current liabilities:
Derivative contracts	2.2	—	2.2	—
Contingent consideration obligations	246.4	—	—	246.4
Total	$305.3	$—	$58.9	$246.4

(1) Convertible notes includes a $30.0 million convertible note we invested in as part of our strategic research arrangement with City Therapeutics during 2025, as well as a $5.0 million convertible note we invested into Neela Therapeutics, Inc. during 2025. We elected the fair value option for both convertible notes. For additional information on the arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.

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
Our marketable equity securities represent investments in publicly traded equity securities. Our ability to liquidate our investments in Denali may be limited by the size of our interest, the volume of market-related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments. For additional information on our investments in Denali common stock, please read Note 9, Financial Instruments, and Note 18, Other Consolidated Financial Statement Detail, to these consolidated financial statements.
There have been no material impairments of our assets measured and carried at fair value as of December 31, 2025 and 2024. In addition, there have been no changes to our valuation techniques as of December 31, 2025 and 2024.
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

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2025
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$246.4	Discounted cash flow	Discount rate	5.3% - 5.4%	5.4%
			Expected timing of achievement of development milestones	2028 - 2030	—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2024
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$512.8	Discounted cash flow	Discount rate	6.2% - 6.3%	6.2%
			Expected timing of achievement of development milestones	2025 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from approximately 70.0% to 95.0% as of December 31, 2025.
There were no transfers of assets or liabilities into or out of Level 3 as of December 31, 2025 and 2024.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

	As of December 31,
(In millions)	2025	2024
Fair value, beginning of year	$512.8	$—
Contingent consideration resulting from HI-Bio acquisition	—	485.1
Changes in fair value	33.6	27.7
Payments	(300.0)	—
Fair value, end of year	$246.4	$512.8
Changes in the fair values of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs. For additional information on the valuation techniques and inputs utilized in the valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies, to these consolidated financial statements.
As of December 31, 2025, the total remaining fair value of our contingent consideration obligations of $246.4 million was classified as long-term and reflected as a component of other long-term liabilities within our consolidated balance sheets.
As of December 31, 2024, approximately $291.2 million of the fair value of our total contingent consideration obligations was classified as short-term and reflected as a component of accrued expense and other with the remaining $221.6 million reflected as a component of other long-term liabilities within our consolidated balance sheets.
For the year ended December 31, 2025, changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities and the passage of time. For the year ended December 31, 2024, changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities, the passage of time and updates to the expected timing of achieving certain milestones which will trigger contingent consideration payments.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the fourth quarter of 2025.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	Fair Value As of December 31,
(In millions)	2025	2024
Current portion:
4.050% Senior Notes due September 15, 2025(1)	$—	$1,741.0
Current portion of notes payable	—	1,741.0

Non-current portion:
2.250% Senior Notes due May 1, 2030	1,378.7	1,295.6
5.050% Senior Notes due January 15, 2031(1)	413.0	—
5.750% Senior Notes due May 15, 2035(1)	684.5	—
5.200% Senior Notes due September 15, 2045	1,029.5	1,008.0
3.150% Senior Notes due May 1, 2050	973.0	943.7
3.250% Senior Notes due February 15, 2051	461.8	448.9
6.450% Senior Notes due May 15, 2055(1)	737.6	—
Non-current portion of notes payable	5,678.1	3,696.2
Total notes payable	$5,678.1	$5,437.2

(1) In May 2025 we issued our 2025 Senior Notes for an aggregate principal amount of $1.75 billion. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem in full our 4.050% Senior Notes due September 15, 2025, prior to maturity. For additional information, please read Note 13, Indebtedness, to these consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of December 31, 2025, compared to 2024, are primarily related to decreases in credit spreads used to value our Senior Notes since December 31, 2024. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to these consolidated financial statements.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our consolidated balance sheets:

	As of December 31,
(In millions)	2025	2024
Money market funds	$2,027.7	$1,664.9
Overnight reverse repurchase agreements	70.0	—
Short-term debt securities	15.4	—
Commercial paper	120.1	—
Total	$2,233.2	$1,664.9
The carrying value of our money market funds, overnight reverse repurchase agreements, short-term debt securities and commercial paper, including accrued interest, approximates fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
Corporate debt securities:
Current	$246.8	$—	$—	$246.8
Non-current	290.6	0.2	—	290.8
Government securities:
Current	560.4	—	—	560.4
Non-current	88.4	—	—	88.4
Mortgage and other asset backed securities:
Non-current	52.7	—	—	52.7
Total marketable debt securities	$1,238.9	$0.2	$—	$1,239.1

Marketable equity securities:
Marketable equity securities, non-current	$227.7	$—	$(109.6)	$118.1
Total marketable equity securities	$227.7	$—	$(109.6)	$118.1

	As of December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities:
Marketable equity securities, non-current	$668.7	$—	$(489.0)	$179.7
Total marketable equity securities	$668.7	$—	$(489.0)	$179.7
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2025
(In millions)	Estimated Fair Value	Amortized Cost
Due in one year or less	$807.2	$807.2
Due after one year through five years	419.5	419.3
Due after five years	12.4	12.4
Total marketable debt securities	$1,239.1	$1,238.9
The average maturity of our marketable debt securities classified as available-for-sale as of December 31, 2025, was approximately 5 months.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Proceeds from maturities and sales	$23.0	$—	$7,380.8
Realized gains	—	—	1.4
Realized losses	—	—	18.4
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
As of December 31, 2025 and 2024, our strategic investment portfolio was comprised of investments totaling $186.6 million and $226.7 million, respectively, which are included in investments and other assets within our consolidated balance sheets.
The decrease in our strategic investment portfolio as of December 31, 2025, compared to 2024, was primarily due to the decrease in the fair value of our investment in Denali common stock as well as the sale of our remaining investment in Sage common stock during the third quarter of 2025.
For additional information on our investments in Denali and Sage common stock, please read Note 8, Fair Value Measurements, and Note 18, Other Consolidated Financial Statement Detail, to these consolidated financial statements.

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
Foreign currency forward contracts and foreign currency options in effect as of December 31, 2025 and 2024, had durations of 1 to 21 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our consolidated statements of income that have been impacted by the hedged item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount As of December 31,
(In millions)	2025	2024
Euro	$1,531.0	$1,062.6
British pound	—	133.8
Canadian dollar	—	38.6
Total foreign currency forward contracts and options	$1,531.0	$1,235.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Unrealized gains	$—	$50.6	$—
Unrealized (losses)	(73.3)	(0.3)	(34.8)
Net unrealized gains (losses)	$(73.3)	$50.3	$(34.8)
We expect the net unrealized losses of approximately $73.3 million to be settled over the next 15 months, of which approximately $68.5 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2025 and 2024, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following table summarizes the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our consolidated statements of income:

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)				Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2025	2024	2023	Location	2025	2024	2023
Revenue	$(72.4)	$18.1	$11.6	Revenue	$9.7	$(0.8)	$(2.4)
Operating expense	21.3	(12.9)	3.7	Operating expense	—	—	—
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,193.7 million and $738.7 million as of December 31, 2025 and 2024, respectively. Net gains of $33.5 million, net losses of $49.7 million and net gains of $3.8 million related to these contracts were recorded as a component of other (income) expense, net for the years ended December 31, 2025, 2024 and 2023, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in our consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

		As of December 31,
(In millions)	Balance Sheet Location	2025	2024
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$0.1	$58.4
	Investments and other assets	0.4	—
Liability derivative instruments	Accrued expense and other	54.0	0.3
	Other long-term liabilities	2.2	—

Other Derivative Instruments:
Asset derivative instruments	Other current assets	9.9	4.1
Liability derivative instruments	Accrued expense and other	2.7	11.4

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2025	2024
Land	$216.7	$202.4
Buildings	2,140.3	1,963.7
Leasehold improvements	143.5	137.8
Machinery and equipment	2,167.4	2,109.8
Computer software and hardware	1,093.5	1,070.5
Furniture and fixtures	62.1	59.5
Construction in progress	163.1	308.4
Total cost(1)	5,986.6	5,852.1
Less: accumulated depreciation	(2,931.2)	(2,670.8)
Total property, plant and equipment, net	$3,055.4	$3,181.3

(1) During the first quarter of 2024 the second manufacturing suite at our Solothurn, Switzerland facility become operational, resulting in approximately $717.3 million of fixed assets being placed into service.
Depreciation expense totaled $272.8 million, $286.7 million and $254.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
For the years ended December 31, 2025, 2024 and 2023, we capitalized interest costs related to construction in progress totaling approximately $3.4 million, $3.2 million and $21.7 million, respectively.

Note 12:	Leases
We lease real estate, including laboratory and office space, and certain equipment.
Our leases have remaining lease terms ranging from less than one year to twenty-two years. Certain leases include one or more options to renew, exercised at our sole discretion, with renewal terms that can extend the lease term from less than one year to fifteen years.
In addition, we sublease certain real estate to third parties. Our sublease portfolio consists of operating leases, with remaining lease terms ranging from three years to four years.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All of our leases qualify as operating leases. The following table summarizes the presentation in our consolidated balance sheets of our operating leases:

		As of December 31,
(In millions)	Balance sheet location	2025	2024
Assets:
Operating lease assets	Operating lease assets	$265.4	$356.4

Liabilities
Current operating lease liabilities	Accrued expense and other	$80.4	$86.4
Non-current operating lease liabilities	Long-term operating lease liabilities	290.4	334.5
Total operating lease liabilities		$370.8	$420.9
The following table summarizes the effect of lease costs in our consolidated statements of income:

		For the Years Ended December 31,
(In millions)	Income Statement Location	2025	2024	2023
Operating lease cost	Research and development	$0.9	$2.4	$2.0
	Selling, general and administrative	100.7	110.1	128.1
Variable lease cost	Research and development	0.1	0.4	0.5
	Selling, general and administrative	34.5	31.2	37.3
Sublease income	Selling, general and administrative	(9.6)	(14.8)	(23.5)
	Other (income) expense, net	(4.0)	(4.0)	(4.1)
Net lease cost		$122.6	$125.3	$140.3
Variable lease cost primarily related to operating expense, taxes and insurance associated with our operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.
The minimum lease payments for the next five years and thereafter are expected to be as follows:

(In millions)	As of December 31, 2025
2026	$94.1
2027	97.5
2028	56.4
2029	26.1
2030	23.1
Thereafter	148.3
Total lease payments	445.5
Less: interest	74.7
Present value of operating lease liabilities	$370.8
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term in years	7.11	7.20
Weighted average discount rate	4.6%	4.5%

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental disclosure of cash flow information related to our operating leases included in cash flow provided by operating activities in our consolidated statements of cash flow is as follows:

	As of December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$110.7	$115.8	$116.4
Operating lease assets obtained in exchange for lease obligations	30.7	16.9	146.0
New Corporate Headquarters Lease
In March 2025 we entered into a lease agreement with MIT Investment Management Company and BioMed Realty for the lease of approximately 580,000 square feet of office and research and development space located at 75 Broadway, Cambridge, Massachusetts, which will be used as our new global corporate headquarters, as well as integrating our research and development and technical operations teams alongside our North American commercial organization. As part of a multi-year real estate consolidation plan that is expected to result in a reduction of approximately 40% of our real estate footprint in Massachusetts, this new lease is intended to replace two existing leases, both in Cambridge, Massachusetts, including our current corporate headquarters. We expect the initial lease term of approximately 15.5 years to commence on May 31, 2028. The estimated minimum lease payments as a result of the new lease total approximately $1.5 billion over the initial lease term. We have an option to extend the lease for three extension periods of five years each and one six-month short-term extension, at then market-based rates. We will account for this lease as a right-of-use asset and lease liability upon the lease commencement date.
For additional information on our accounting policies relating to leases, please read Note 1, Summary of Significant Accounting Policies - Leases, to these consolidated financial statements.
Reata Lease
As part of our acquisition of Reata, we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We recorded a lease liability of approximately $151.8 million, with a corresponding right-of-use asset of approximately $121.2 million. We are continuing to evaluate opportunities to sublease the property.
During the fourth quarter of 2025 we performed an impairment assessment for this right-of use asset. This assessment involved estimating undiscounted future cash flows, including potential sublease income and remaining lease obligations. Given the carrying value exceeded the estimated undiscounted cash flows, primarily as the result of lower expected sublease income, we determined fair value using market data for similar properties and a probability-adjusted discounted cash flow calculation using a discount rate of 5.0%. As a result of this impairment assessment, we recorded an impairment charge of approximately $52.9 million related to this Reata lease, which is included in impairment of ROU asset within our consolidated statements of income for the year ended December 31, 2025. This fair value measurement was based on significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2025	2024
Current portion:
4.050% Senior Notes due September 15, 2025	$—	$1,748.6
Current portion of notes payable	$—	$1,748.6
Non-current portion:
2.250% Senior Notes due May 1, 2030	$1,495.7	$1,494.7
5.050% Senior Notes due January 15, 2031	398.0	—
5.750% Senior Notes due May 15, 2035	645.5	—
5.200% Senior Notes due September 15, 2045	1,101.5	1,101.1
3.150% Senior Notes due May 1, 2050	1,475.6	1,475.0
3.250% Senior Notes due February 15, 2051	480.3	476.4
6.450% Senior Notes due May 15, 2055	690.2	—
Non-current portion of notes payable	$6,286.8	$4,547.2
As of December 31, 2025, we were in compliance with our senior note covenants.
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
We incurred approximately $13.9 million of costs associated with this offering which have been recorded as a reduction to the carrying amount of the debt on our consolidated balance sheets. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The discounts will be amortized as additional interest expense over the period from issuance through maturity using the effective interest rate method.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
2020 Senior Notes
The following is a summary of our currently outstanding senior unsecured notes issued in 2020 (2020 Senior Notes), consisting of the following:
•$1.5 billion aggregate principal amount of 2.250% Senior Notes due May 1, 2030, valued at 99.973% of par; and
•$1.5 billion aggregate principal amount of 3.150% Senior Notes due May 1, 2050, valued at 99.174% of par.
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
2015 Senior Notes
The following is a summary of our currently outstanding senior unsecured notes issued in 2015 (the 2015 Senior Notes), consisting of the following:
•$1.12 billion aggregate principal amount of 5.200% Senior Notes due September 15, 2045, valued at 99.294% of par.
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
The original costs associated with this offering of approximately $47.5 million, of which approximately $10.7 million pertains to our currently outstanding notes, have been recorded as a reduction to the carrying amount of the debt in our consolidated balance sheets. These costs along with the discounts will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on our 2015 Senior Notes is payable March 15 and September 15 of each year, commencing March 15, 2016.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.050% Senior Notes due September 15, 2025
On September 15, 2015, we issued $1.75 billion aggregate principal amount of 4.050% Senior Notes due September 15, 2025, at 99.764% of par. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity. No gain or loss was recognized upon redemption.
2024 Revolving Credit Facility
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Debt Maturity
The total gross principal payments due under our debt arrangements are as follows:

(In millions)	As of December 31, 2025
2026	$—
2027	—
2028	—
2029	—
2030	1,500.0
2031 and thereafter	5,067.3
Total current and non-current debt	6,567.3
Less: debt discount and issuance fees	(280.5)
Total current and non-current debt, net	$6,286.8
The fair value of our debt is disclosed in Note 8, Fair Value Measurements, to these consolidated financial statements.

Note 14:	Equity
Preferred Stock
We have 8.0 million shares of Preferred Stock authorized, of which 1.75 million shares are authorized as Series A, 1.0 million shares are authorized as Series X junior participating and 5.25 million shares are undesignated. Shares may be issued without a vote or action of shareholders from time to time in classes or series with the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. No shares of Preferred Stock were issued and outstanding during 2025, 2024 and 2023.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2025, 2024 and 2023:

	As of December 31, 2025			As of December 31, 2024			As of December 31, 2023
(In millions)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000.0	170.5	146.8	1,000.0	169.5	145.8	1,000.0	168.7	144.9
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repurchases of our common stock during the years ended December 31, 2025, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2025.
Amounts paid to repurchase shares in excess of their par value are allocated between additional paid-in-capital and retained earnings, with payments in excess of our additional paid-in-capital balance recorded as a reduction to retained earnings.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	December 31, 2025
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2024	$—	$51.6	$(16.6)	$(171.2)	$(136.2)
Other comprehensive income (loss) before reclassifications	0.2	(156.4)	7.2	57.3	(91.7)
Amounts reclassified from AOCI	—	45.9	—	—	45.9
Net current period other comprehensive income (loss)	0.2	(110.5)	7.2	57.3	(45.8)
Balance, December 31, 2025	$0.2	$(58.9)	$(9.4)	$(113.9)	$(182.0)

	December 31, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2023	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	80.8	(14.0)	(45.1)	21.7
Amounts reclassified from AOCI	(4.2)	—	—	(4.2)
Net current period other comprehensive income (loss)	76.6	(14.0)	(45.1)	17.5
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)

	December 31, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	2.3	(26.8)	(1.5)	37.1	11.1
Amounts reclassified from AOCI	13.4	(13.3)	—	—	0.1
Net current period other comprehensive income (loss)	15.7	(40.1)	(1.5)	37.1	11.2
Balance, December 31, 2023	$—	$(25.0)	$(2.6)	$(126.1)	$(153.7)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI			Income Statement Location
	For the Years Ended December 31,
	2025	2024	2023
Gains (losses) on securities available for sale	$—	$—	$(17.0)	Other (income) expense, net
	—	—	3.6	Income tax (benefit) expense

Gains (losses) on cash flow hedges	(72.4)	18.1	11.6	Revenue
	21.3	(12.9)	3.7	Operating expense
	(0.3)	(0.4)	(0.3)	Other (income) expense, net
	5.5	(0.6)	(1.7)	Income tax (benefit) expense
Total reclassifications, net of tax	$(45.9)	$4.2	$(0.1)

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Numerator:
Net income attributable to Biogen Inc.	$1,292.9	$1,632.2	$1,161.1
Denominator:
Weighted-average number of common shares outstanding	146.5	145.6	144.7
Effect of dilutive securities:
Time-vested restricted stock units	0.5	0.3	0.7
Performance stock units settled in stock	0.1	—	0.2
Dilutive potential common shares	0.6	0.3	0.9
Shares used in calculating diluted earnings per share	147.1	145.9	145.6
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 16:	Share-Based Payments
Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Research and development	$115.7	$154.1	$296.7
Selling, general and administrative	187.8	198.6	371.7
Subtotal	303.5	352.7	668.4
Capitalized share-based compensation costs	(12.4)	(10.3)	(10.2)
Share-based compensation expense included in total cost and expense	291.1	342.4	658.2
Income tax effect	(57.0)	(63.4)	(132.6)
Share-based compensation expense included in net income attributable to Biogen Inc.	$234.1	$279.0	$525.6
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
For additional information on our acquisitions of HI-Bio and Reata, please read Note 2, Acquisitions, to these consolidated financial statements.
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Time-vested restricted stock units	$249.3	$236.4	$220.0
Performance stock units settled in stock	42.3	48.4	35.5
Performance stock units settled in cash	—	(2.5)	6.8
Employee stock purchase plan	8.4	9.7	10.5
Stock options	3.5	3.7	3.7
Market stock units	—	0.6	4.9
Reata equity awards(1)	—	—	387.0
HI-Bio equity awards(1)	—	56.4	—
Subtotal	303.5	352.7	668.4
Capitalized share-based compensation costs	(12.4)	(10.3)	(10.2)
Share-based compensation expense included in total cost and expense	$291.1	$342.4	$658.2

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
As of December 31, 2025, unrecognized compensation cost related to unvested share-based compensation was approximately $292.6 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.9 years.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	December 31, 2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	81,000	$301.85	7.9 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2025	81,000	$301.85	6.9 years
Exercisable at December 31, 2025	81,000	$301.85	6.9 years
Market Stock Units
MSUs awarded to employees in 2014 and thereafter vested in three equal annual increments beginning on the first anniversary of the grant date, and participants could ultimately earn between zero and 200.0% of the target number of units granted based on actual stock performance. The vesting of these awards was subject to the respective employee’s continued employment.
Beginning in 2022 we no longer grant MSUs as part of our long term incentive program and have replaced with granting performance-vested RSUs. The fair values of the remaining MSUs vested in 2024 and 2023 totaled $6.3 million and $20.7 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Beginning in 2022 we no longer grant MSUs as part of our long term incentive program and have replaced with granting PSUs with a performance metric based on a three-year cumulative relative total shareholder return (rTSR) metric.
Beginning in 2024 we began granting PSUs with a performance metric based on the three-year cumulative aggregate growth rate of our earnings per share during the performance period.
The following table summarizes our PSUs that settle in stock activity:

	December 31, 2025
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	550,000	$310.61
Granted(1)	477,000	161.28
Vested	—	—
Forfeited	(222,000)	176.41
Unvested at December 31, 2025	805,000	$227.39

(1) PSUs settled in stock granted in 2025 include awards granted in conjunction with our annual awards made in February 2025 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
PSUs settled in stock granted in 2024 and 2023 had weighted average grant date fair values of $280.60 and $383.61, respectively.
We value grants of PSUs with a performance metric based on a three-year cumulative rTSR metric using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant for PSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield.
The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2025	2024	2023
Expected dividend yield	—%	—%	—%
Range of expected stock price volatility	34.5%	35.1%	44.7%
Range of risk-free interest rates	4.2%	4.1%	4.1%
30 calendar day average stock price on grant date	$146.46	$251.69	$283.93
Weighted-average per share grant date fair value	$196.13	$280.60	$383.61
The fair values of PSUs settled in stock that vested in 2024 and 2023 totaled $13.2 million and $28.6 million, respectively.
PSUs Settled in Cash
During the first quarter of 2018 we began granting awards for performance-vested restricted stock units that would settle in cash. PSUs awarded to employees had three performance periods and vested on the third anniversary of the grant date. The vesting of these awards was subject to the respective employee’s continued employment. PSUs were classified as liability awards and were settled in cash based on the 30 calendar day average closing stock price through the vesting date, once the actual vested and earned number of PSUs was determined. Since no shares were issued, these awards did not dilute equity.
Beginning in 2022 we no longer grant PSUs settled in cash as part of our long term incentive program and have replaced with granting time-vested RSUs. The fair values of the remaining PSUs settled in cash that vested in 2024 and 2023 totaled $9.5 million and $11.7 million, respectively.
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
The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,051,000	$246.22
Granted(1)	2,385,000	141.71
Vested	(997,000)	243.92
Forfeited	(363,000)	188.28
Unvested at December 31, 2025	3,076,000	$172.75

(1) RSUs granted in 2025 primarily represent RSUs granted in conjunction with our annual awards made in February 2025 and awards made in conjunction with the hiring of new employees. RSUs granted in 2025 also include approximately 24,500 RSUs granted to our Board of Directors.
RSUs granted in 2024 and 2023 had weighted average grant date fair values of $235.82 and $282.92, respectively.
The fair values of RSUs vested in 2025, 2024 and 2023 totaled $141.6 million, $193.6 million and $232.1 million, respectively.
Employee Stock Purchase Plan
2024 Employee Stock Purchase Plan
In June 2024 our shareholders approved the 2024 ESPP. The 2024 ESPP, which became effective on July 1, 2024, replaced the 2015 ESPP, which expired on June 30, 2024. The maximum number of shares of our common stock that may be purchased under the 2024 ESPP is 2.5 million.
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions, except share amounts)	2025	2024	2023
Shares issued under the 2024 ESPP	295,000	40,000	—
Shares issued under the 2015 ESPP	—	175,000	199,000
Cash received under the 2024 ESPP	$34.0	$5.1	$—
Cash received under the 2015 ESPP	$—	$31.2	$45.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:	Income Taxes
Income Tax Expense
Income before income tax (benefit) expense and the income tax (benefit) expense consist of the following:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Income before income tax (benefit) expense:
Domestic	$1,225.2	$853.4	$192.4
Foreign	331.3	1,052.6	1,104.4
Total income before income tax (benefit) expense	$1,556.5	$1,906.0	$1,296.8
Income tax (benefit) expense:
Current:
Federal	$10.1	$448.9	$377.6
State	47.3	50.5	15.1
Foreign	(155.4)	(67.5)	48.4
Total current	(98.0)	431.9	441.1
Deferred:
Federal	346.1	(154.5)	(587.4)
State	(25.1)	(17.3)	(12.7)
Foreign	40.6	13.7	294.3
Total deferred	361.6	(158.1)	(305.8)
Total income tax (benefit) expense	$263.6	$273.8	$135.3
The lower Federal current provision in 2025 reflects the impact of a tax deduction for certain previously deferred capitalized research and development expenditures under the OBBBA and the impact of recording a capital loss on our sale of Sage common stock.
Foreign current benefit reflects the non-cash benefit of current year valuation allowance changes.
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
As of December 31, 2024, we accrued income tax liabilities of approximately $234.0 million under the Transition Toll Tax, which was subsequently paid in full in April 2025.
Unremitted Earnings
At December 31, 2025, we considered our earnings not to be permanently reinvested outside the U.S. and therefore recorded deferred tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. Other than for earnings, we are permanently reinvested for book/tax basis differences, primarily arising through the impacts of purchase accounting. These permanently reinvested basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which were considered probable as of December 31, 2025. The residual U.S. tax liability, if these differences reverse, would be between $300.0 million and $400.0 million as of December 31, 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2025	2024
Deferred tax assets:
Tax credits	$286.1	$294.0
Inventory, other reserves and accruals	246.9	219.2
Intangibles, net	886.5	989.6
Capitalized research and development	457.2	733.9
Net operating loss	1,082.8	1,357.2
Share-based compensation	36.1	34.4
Other	141.7	318.4
Valuation allowance	(832.2)	(1,013.7)
Total deferred tax assets	$2,305.1	$2,933.0
Deferred tax liabilities:
Purchased inventory valuation step-up and intangible assets	$(1,456.1)	$(1,529.6)
GILTI	(891.3)	(1,054.8)
Depreciation, amortization and other	(172.8)	(214.9)
Total deferred tax liabilities	$(2,520.2)	$(2,799.3)
As of December 31, 2025, 2024, 2023 and 2022, we had a valuation allowance of $832.2 million, $1,013.7 million, $1,278.7 million and $2,003.3 million, respectively, related to net operating losses in Switzerland and Neurimmune's tax basis in ADUHELM.
The change in the valuation allowance between December 31, 2025 and 2024, was primarily driven by movements in net operating loss deferred tax assets in Switzerland. The net income tax impact of the changes in the valuation allowance was a benefit of approximately $37.9 million for the year ended December 31, 2025.
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
In addition to deferred tax assets and liabilities, we have recorded deferred charges related to intra-entity sales of inventory. As of December 31, 2025 and 2024, the total deferred charges were $498.8 million and $273.1 million, respectively.
2025 OBBBA Tax Provisions
On July 4, 2025, the U.S. signed into law the H.R.1 legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14", commonly referred to as the OBBBA.
The OBBBA contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not result in any material adjustments to our total income tax provision for the year ended December 31, 2025, and we have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pillar Two
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the years ended December 31, 2025 and 2024, reflects currently enacted legislation and guidance related to the OECD model rules including the Pillar Two side-by-side package announced by the OECD in January 2026. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of December 31, 2025 and 2024.
Tax Rate
For the year ended December 31, 2025, we adopted ASU 2023-09 on a prospective basis. In preparing the tabular rate reconciliation, we are presenting the effects of cross-border tax laws net of the related U.S. tax credits. The tax effects for all jurisdictions of changes in judgment related to tax positions taken in prior annual reporting periods, and associated interest, are reported in the changes in unrecognized tax benefits category. Unrecognized tax benefits related to current year tax positions are shown net with the reconciling item that relates to the uncertain tax position.
The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to our effective tax rate for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09.

	For the Year Ended December 31, 2025
(In millions, except percentages)	Amount	Rate
Statutory rate	$326.9	21.0%
State and local income taxes, net of federal income tax effect(1)	8.5	0.5
Foreign tax effects:
Italy
Withholding tax	(20.4)	(1.3)
Other	1.8	0.1
Switzerland
Statutory tax rate difference	(22.1)	(1.4)
Cantonal tax impact	11.9	0.8
Pillar Two taxes	(17.2)	(1.1)
Changes in valuation allowances	(190.2)	(12.2)
Taxable intercompany dividend	22.8	1.5
Other	(6.1)	(0.4)
U.K.
Litigation matter	21.0	1.3
Other	0.7	—
Other foreign jurisdictions	9.5	0.6
Effects of changes in tax laws or rates	(11.5)	(0.7)
Effects of cross-border tax laws
GILTI, net of foreign tax credits	88.0	5.7
Other, net of foreign tax credits	18.5	1.2
Tax Credits
Orphan drug credits	(31.3)	(2.0)
Other credits	(4.5)	(0.3)
Nontaxable or nondeductible items
Equity compensation	18.9	1.2
Other permanent differences	16.9	1.1
Changes in unrecognized tax benefits	9.6	0.6
Other adjustments	11.9	0.7
Income tax expense and effective tax rate	$263.6	16.9%

(1) State taxes in Tennessee, Massachusetts, Kentucky and North Carolina made up the majority (greater than 50.0%) of the tax effect in this category.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to our effective tax rate for the years ended December 31, 2024 and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09:

	For the Years Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State taxes	1.8	1.1
Taxes on foreign earnings, including valuation allowances	(7.6)	(5.9)
Tax credits	(2.2)	(7.3)
Purchased inventory valuation step-up and intangible assets	2.1	0.7
GILTI	(1.6)	(0.6)
Internal reorganization	—	(0.1)
Other, including permanent items	0.9	1.5
Effective tax rate	14.4%	10.4%
In the reconciliation for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09, the GILTI foreign tax credit impacts of changes in foreign valuation allowances are included within the GILTI, net of foreign tax credits line. For reconciliation for the years ended December 31, 2024 and 2023, the GILTI foreign tax credit impacts of changes in foreign valuation allowances are included within the taxes on foreign earnings, including valuation allowances line.
Changes in Tax Rate
For the year ended December 31, 2025, compared to 2024, the increase in our effective tax rate was partially driven by changes in the territorial mix of our profitability and the impact of certain share-based compensation awards that vested during the first quarter of 2025, partially offset by the impact of the elimination of Italian withholding tax.
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
Tax Attributes
As of December 31, 2025, we had credit carry forwards for U.S. federal income tax purposes of approximately $146.2 million that begin to expire in 2030 and net operating losses of approximately $142.8 million that do not expire. For U.S. state income tax purposes, we had research and investment credit carry forwards of approximately $172.1 million that begin to expire in 2027 and net operating losses of approximately $356.6 million that begin to expire in 2028. For foreign income tax purposes, we had $9.1 billion of federal net operating loss carryforwards that begin to expire in 2027 and $8.4 billion of Swiss cantonal net operating loss carryforwards that begin to expire in 2027.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods, we may need to adjust or establish a valuation allowance, which could materially impact our consolidated financial position and results of operations.
Income Taxes Paid
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025.

(In millions)	For the Year Ended December 31, 2025
Federal	$721.0
State	48.4
Foreign	94.6
Total	$864.0
No individual state or foreign jurisdiction accounted for 5.0% or more of the total taxes paid in 2025.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$186.3	$173.4	$606.4
Additions based on tax positions related to the current period	3.6	1.2	5.2
Additions for tax positions of prior periods	12.4	31.5	60.2
Reductions for tax positions of prior periods	(3.9)	(3.1)	(485.0)
Statute expirations	(6.6)	(12.7)	(2.1)
Settlement refund (payment)	(11.8)	(4.0)	(11.3)
Ending balance	$180.0	$186.3	$173.4
As of December 31, 2022, the unrecognized tax benefits related to a deferred tax asset for Swiss tax purposes for Neurimmune's tax basis in ADUHELM was approximately $450.0 million. This unrecognized tax benefit was recorded as a reduction to the gross deferred tax asset, resulting in a net deferred tax asset and not as a separate liability on our consolidated balance sheets. During the year ended December 31, 2023, we decreased our gross unrecognized tax benefits by approximately $450.0 million related to this item as a result of the deconsolidation of Neurimmune.
We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2022 or state, local or non-U.S. income tax examinations for years before 2013.
Included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, are $127.6 million, $139.3 million and $147.6 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties related to unrecognized tax benefits in income tax (benefit) expense within our consolidated statements of income. During the years ended December 31, 2025, 2024 and 2023, we recognized total interest and penalty expense of $12.6 million, $13.8 million and $5.1 million, respectively. We have accrued $48.5 million and $40.7 million for the payment of interest and penalties as of December 31, 2025 and 2024, respectively.
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters, withholding taxes and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18:	Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information is summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Cash paid during the year for:
Interest	$264.1	$245.4	$252.2
Income taxes	864.0	355.1	740.7
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Interest income	$(125.0)	$(67.6)	$(276.5)
Interest expense	267.5	250.3	246.9
(Gains) losses on investments, net	19.7	100.4	291.2
Litigation related expense	139.5	26.3	3.9
Foreign exchange (gains) losses, net	28.6	30.9	50.4
Other, net	(24.7)	3.3	(0.4)
Total other (income) expense, net	$305.6	$343.6	$315.5
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
In 2025 we recorded $139.5 million related to various litigation matters, including our agreement in principle to resolve all claims relating to Biogen's acquisition of Convergence. For additional information on our legal matters, please read Note 21, Litigation, to these consolidated financial statements.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Net (gains) losses recognized on equity securities	$19.7	$100.4	$275.2
Less: Net (gains) losses realized on equity securities	1.5	(2.0)	5.2
Net unrealized (gains) losses recognized on equity securities	$18.2	$102.4	$270.0
The net unrealized losses recognized during the year ended December 31, 2025, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $27.7 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.
The net unrealized losses recognized during the year ended December 31, 2024, primarily reflect a decrease in the aggregate fair value of our investment in Sage common stock of approximately $101.4 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $7.5 million.
The net unrealized losses recognized during the year ended December 31, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali, Sangamo and Ionis common stock of approximately $248.5 million.
Other Current Assets
Other current assets includes prepaid taxes of $693.6 million and $307.2 million as of December 31, 2025 and 2024, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued Expense and Other
Accrued expense and other consists of the following:

	As of December 31,
(In millions)	2025	2024
Revenue-related reserves for discounts and allowances	$1,000.4	$937.5
Employee compensation and benefits	375.8	375.8
Collaboration expense	280.0	309.0
Royalties and licensing fees	302.4	190.2
Current portion of contingent consideration obligations	—	291.2
Other	844.0	704.0
Total accrued expense and other	$2,802.6	$2,807.7
Other Long-term Liabilities
Other long-term liabilities were $748.5 million and $732.3 million as of December 31, 2025 and 2024, respectively, and included accrued income taxes totaling $166.4 million and $156.7 million, respectively.

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
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and, following its approval in October 2025, lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Our collaboration with Genentech was created through a contractual arrangement and not through a joint venture or other legal entity.
RITUXAN
Under our collaboration with Genentech, we are entitled to a tiered share of co-promotion operating profits and losses of RITUXAN in the U.S., as summarized in the table below. Genentech and its affiliates are responsible for the worldwide manufacture of RITUXAN as well as all development and commercialization activities as follows:
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GAZYVA
The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacture and commercialization of GAZYVA and we are entitled to a tiered share of co-promotion operating profits and losses of GAZYVA in the U.S. The level of gross sales of GAZYVA in the U.S. has impacted our percentage of the co-promotion profits for RITUXAN and LUNSUMIO, as summarized in the table below.
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
LUNSUMIO
Under our collaboration with Genentech, we are entitled to a tiered share of co-promotion operating profits and losses in the U.S., as summarized in the table below. In addition, we receive low-single digit royalties on sales of LUNSUMIO outside the U.S.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Profit-sharing Formulas
RITUXAN and LUNSUMIO Profit Share
Our current pre-tax co-promotion profit-sharing formula for RITUXAN and LUNSUMIO in the U.S. provides for a 30.0% share on the first $50.0 million of combined co-promotion operating profits earned each calendar year. Our share of the combined annual co-promotion profits for RITUXAN and LUNSUMIO in excess of $50.0 million varies upon the following events, as summarized in the table below:

After LUNSUMIO Approval until the First Threshold Date	37.5%
After First Threshold Date until the Second Threshold Date	35.0%
After Second Threshold Date	30.0%
In March 2023 the First Threshold Date was achieved when U.S. gross sales of GAZYVA within a consecutive 12-month period reached $500.0 million. As a result, beginning in April 2023 the pre-tax profit share for RITUXAN and LUNSUMIO has been 35.0%. The Second Threshold Date would be achieved on the first date in any calendar year in which U.S. gross sales of LUNSUMIO have reached $350.0 million.
GAZYVA Profit Share
Our current pretax profit-sharing formula for GAZYVA provides for a 35.0% share on the first $50.0 million of operating profits earned in the U.S. in each calendar year. In March 2023 U.S. gross sales of GAZYVA within a consecutive 12-month period reached $500.0 million. As a result, beginning in April 2023 the pre-tax profit share for GAZYVA decreased from 37.5% to 35.0%.
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Royalty revenue on sales of OCREVUS	$1,414.9	$1,339.5	$1,266.2
Biogen's share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	420.2	392.0	409.4
Other revenue from anti-CD20 therapeutic programs	25.5	18.4	14.0
Total revenue from anti-CD20 therapeutic programs	$1,860.6	$1,749.9	$1,689.6
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
Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized in cost of sales within our consolidated statements of income. Royalty cost of sales related to sales of SPINRAZA for the years ended December 31, 2025, 2024 and 2023, totaled approximately $212.3 million, $216.1 million and $240.2 million, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, we incurred milestones of $7.5 million, $7.5 million and $7.5 million, respectively, related to the advancement of neurological targets identified under this agreement, which were recorded as research and development expense in our consolidated statements of income.
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
2013 Long-term Strategic Research Agreement
In September 2013 we entered into a six-year research collaboration agreement with Ionis under which both companies collaborated to perform discovery level research and subsequent development and commercialization activities of antisense or other therapeutics for the potential treatment of neurological diseases.
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
During the year ended December 31, 2024, we incurred a milestone payment of $20.0 million to Ionis following the approval of QALSODY in the E.U., which was recorded within intangible assets, net in our consolidated balance sheets. Additionally, during the year ended December 31, 2024, we accrued a milestone payment of $10.0 million to Ionis following the approval of QALSODY in Japan, which was recorded within intangible assets, net in our consolidated balance sheets, and paid during the first quarter of 2025.
During the year ended December 31, 2023, we incurred a milestone payment of $16.0 million to Ionis following the FDA's approval of QALSODY, which was recorded within intangible assets, net in our consolidated balance sheets.
2012 Ionis Agreement
In December 2012 we entered into an agreement with Ionis for the development and commercialization of up to three gene targets.
In December 2019 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080 (tau ASO), which is currently in Phase 2 development for the potential treatment of Alzheimer's disease. Following the option exercise, we are solely responsible for global development, regulatory and commercialization. Future payments may include additional milestone payments of up to $155.0 million and royalties on future sales in the low- to mid-teens if we successfully develop the product candidate after option exercise.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$253.1	$329.6	$371.9
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our consolidated statements of income	126.5	164.8	186.0
Total sales and marketing expense incurred by the LEQEMBI Collaboration	701.6	647.0	304.4
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	350.8	323.5	152.2
Amounts receivable from Eisai related to the agreements discussed above were approximately $90.2 million and $16.7 million as of December 31, 2025 and 2024, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $95.5 million and $138.0 million as of December 31, 2025 and 2024, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Total UCB collaboration development expense	$79.9	$77.5	$60.7
Biogen's share of the UCB collaboration development expense reflected in research and development expense in our consolidated statements of income	39.9	38.7	30.3
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
We may pay Supernus development and commercial milestone payments that could total up to approximately $700.0 million if all the specified milestones set forth in this collaboration are achieved.
We reflect revenue on sales of ZURZUVAE to third parties in product revenue, net in our consolidated statements of income and record the related cost of revenue and sales and marketing expense in our consolidated statements of income to their respective line items when these costs are incurred.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We share 50.0% of the net collaboration results in the U.S. with Supernus, which are recognized in collaboration profit sharing/(loss reimbursement) in our consolidated statements of income. For the years ended December 31, 2025, 2024 and 2023, we recognized net profit-sharing expense of approximately $71.0 million and $27.0 million, and net loss reimbursement of approximately $4.7 million, respectively, to reflect Supernus' 50.0% share of net collaboration results in the U.S.
A summary of development and sales and marketing expense related to the Supernus collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Total Supernus collaboration development expense	$2.7	$34.2	$176.7
Biogen's share of the Supernus collaboration development expense reflected in research and development expense in our consolidated statements of income	1.3	17.1	88.3
Total sales and marketing expense incurred by the Supernus collaboration	173.0	118.5	187.0
Biogen's share of the Supernus collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our consolidated statements of income	86.5	59.2	93.5
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
A summary of development expense related to the Denali collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Total Denali collaboration development expense	$44.1	$53.1	$65.0
Biogen's share of the Denali collaboration development expense reflected in research and development expense in our consolidated statements of income	26.5	31.9	39.0
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
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025. We may also pay Stoke potential development and commercial milestone payments of up to $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Stoke tiered royalties on potential net sales of any products developed under this collaboration in the low-double digit to high-teen percentages.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of development expense related to the Stoke collaboration agreement is as follows:

(In millions)	For the Year Ended December 31, 2025
Total Stoke collaboration development expense	$39.4
Biogen's share of the Stoke collaboration development expense reflected in research and development expense in our consolidated statements of income	11.8
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
In October 2024 we notified Samsung Bioepis of our decision to terminate our 2019 Development and Commercialization Agreement (the DCA Agreement) solely within the U.S. and Canada. As a result of this termination we recognized impairment charges of approximately $20.2 million, which were recorded within amortization and impairment of acquired intangible assets within our consolidated statements of income for the year ended December 31, 2024. The transfer of commercialization rights for BYOOVIZ and OPUVIZ in the U.S. and Canada back to Samsung Bioepis was completed as of December 31, 2025.
In October 2025 we completed the sale of our remaining commercial rights to two ophthalmology assets in Europe: BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and OPUVIZ, an aflibercept biosimilar referencing EYLEA. Samsung Bioepis will have full responsibility for commercialization of BYOOVIZ upon the transfer of commercial rights from Biogen back to Samsung Bioepis, which became effective as of January 2026. Under the terms of this transaction, we received a payment of $28.0 million in November 2025 and recognized a minimal gain on disposal within our consolidated statements of income for the year ended December 31, 2025.
We reflected revenue on sales of BYOOVIZ to third parties in product revenue, net in our consolidated statements of income and recorded the related cost of revenue and sales and marketing expense in our consolidated statements of income to their respective line items when these costs were incurred.
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
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our consolidated statements of income. For the years ended December 31, 2025, 2024 and 2023, we recognized net profit-sharing expense of approximately $219.2 million, $227.4 million and $223.5 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
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
For the years ended December 31, 2025, 2024 and 2023, we recognized approximately $15.5 million, $14.4 million and $13.6 million, respectively, as a component of contract manufacturing, royalty and other revenue in our consolidated statements of income related to the license agreement.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $4.4 million and $7.6 million as of December 31, 2025 and 2024, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were approximately $42.7 million and $60.8 million as of December 31, 2025 and 2024, respectively.
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
In January 2024 we notified Acorda of our decision to terminate our collaboration and license agreement, effective January 1, 2025, whereby Acorda regained global commercialization rights to FAMPYRA. On April 1, 2024, Acorda filed for bankruptcy protection and announced its intention to sell substantially all of Acorda's assets to a third party. On July 10, 2024, Merz Therapeutics announced that its subsidiary Merz Pharmaceuticals LLC had completed the acquisition of FAMPYRA, and related assets from Acorda, and in 2025 we transitioned the global commercialization rights of FAMPYRA to Merz Therapeutics.
For the years ended December 31, 2024 and 2023, total cost of sales related to royalties and commercial supply of FAMPYRA reflected in our consolidated statements of income were approximately $52.4 million and $55.2 million, respectively.
Other Research and Discovery Arrangements and Funding Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the years ended December 31, 2025, 2024 and 2023, we recorded approximately $13.4 million, $54.0 million and $4.1 million, respectively, as research and development expense in our consolidated statements of income related to other research and discovery related arrangements.
Royalty Pharma Funding Arrangement
In February 2025 we entered into a funding agreement with Royalty Pharma under which we received $200.0 million in 2025 and will receive up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. This funding is being recognized as a reduction to research and development expense within our consolidated statements of income, proportionate to the related

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense. For the year ended December 31, 2025, we recorded a reduction to research and development expense of $200.0 million within our consolidated statements of income.
If the litifilimab clinical trials are successful for the indications based on the applicable clinical trials, upon regulatory approval in the U.S. or certain major markets in the world, Royalty Pharma will be eligible to receive approval-based fixed milestone payments of up to $250.0 million. The milestone payments due upon approval will be recorded as a component of other (income) expense, net within our consolidated statements of income, when incurred.
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to receive royalties of a mid-single digit percentage of the applicable net sales. Royalties on net sales will be recorded as cost of sales within our consolidated statements of income.
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
During 2025 we made milestone payments to MorphoSys of $35.0 million and $30.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR and IgAN, respectively, which were recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
City Therapeutics, Inc.
In May 2025 we entered into a strategic research arrangement with City Therapeutics to develop select novel RNAi therapies. Through this arrangement, City Therapeutics will leverage its next-generation RNAi engineering technologies to develop an RNAi trigger molecule (or molecules) combined with our proprietary drug delivery technology. The collaboration will initially focus on a single target that mediates key CNS diseases, utilizing tissue enhanced delivery technologies with the aim of allowing for systemic administration of medicines. We will be responsible for IND-enabling studies and global clinical development along with any regulatory submissions and all activities related to commercialization, including manufacturing.
In connection with the closing of this transaction we made an upfront payment of $16.0 million to City Therapeutics, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025, and invested $30.0 million in exchange for a City Therapeutics convertible note, representing a minority equity interest in City Therapeutics, if converted. This convertible note was recorded as a component of investments and other assets within our consolidated balance sheets as of December 31, 2025.
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
Dayra Therapeutics, Inc.
In October 2025 we entered into a research collaboration with Dayra to discover and develop oral macrocyclic peptides for priority targets in immunological conditions.
Under the terms of this agreement, both companies will collaborate to identify, validate and optimize oral macrocycle candidates for high-priority immunological targets, with our company advancing the molecules through further development and potential commercialization, including manufacturing.
In connection with the closing of this transaction we made an upfront payment of $50.0 million to Dayra, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This agreement also provides us with the option to acquire the development candidates from Dayra, subject to additional payments per program. Dayra will also be eligible to receive potential preclinical and clinical development milestone payments per program.
Vanqua Bio, Inc.
In October 2025 we entered into a license agreement with Vanqua granting us exclusive worldwide rights to further develop, manufacture and commercialize Vanqua's preclinical oral C5aR1 antagonist compound.
In connection with the closing of this transaction we made an upfront payment of $70.0 million to Vanqua, which was recognized in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025.
We may pay Vanqua potential development, regulatory or commercial, and sales milestone payments of up to $135.0 million, $295.0 million and $560.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Vanqua tiered royalties on potential net sales of any licensed product under this collaboration in the mid-single digit to low-double digit percentages.

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
Research and development costs for which we reimbursed Neurimmune were reflected in research and development expense in our consolidated statements of income. For the year ended December 31, 2023, amounts reimbursed were immaterial.
Unconsolidated Variable Interest Entities
We have relationships with various variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of December 31, 2025 and 2024, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $49.8 million and $23.6 million, respectively. The increase was primarily due to convertible note investments entered into during 2025, including a $30.0 million convertible note invested in City Therapeutics as part of our strategic research arrangement and a $5.0 million convertible note invested in Neela Therapeutics, Inc. For additional information on our arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Derivative Actions
We and members of the Board of Directors are named as defendants in five derivative actions pending in the District Court, one filed by The Booth Family Trust (Booth) in February 2022, one filed by Elaine Wang (Wang) in July 2022, one filed by Jonathan Blaufarb (Blaufarb I) in July 2024, one filed by Lawrence Hollin (Hollin) in October 2024 and one filed by Jonathan Blaufarb (Blaufarb II) in October 2024. The Booth, Wang and Blaufarb II actions relate to ADUHELM and other matters, and the Blaufarb I and Hollin actions relate to statements about LEQEMBI, our compliance controls, 2023 earnings guidance and other matters. The actions allege breach of fiduciary duty, waste of corporate assets and other common law claims, and violations of the Securities Exchange Act of 1934, 15 U.S.C. §78a et seq. The actions seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. All derivative actions are stayed.
IMRALDI Patent Litigation
IMRALDI is an adalimumab biosimilar manufactured by Samsung Bioepis that Biogen commercializes in Europe.
In June 2022, Fresenius Kabi filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging infringement of the French counterpart of EP ‘3 145 488 Patent (the EP '488 Patent) by a formulation of IMRALDI no longer commercialized in France. Fresenius Kabi alleges damages of €13,450,000 plus interest and costs. Biogen disputes infringement and the validity of the patent. Trial is set for June 2026.
In May 2025 the Higher Regional Court of Düsseldorf, Germany held that a formulation of IMRALDI we no longer commercialize in Germany infringed the German counterpart of the EP '488 Patent, enjoined infringement and declared Fresenius Kabi's right to seek damages. Biogen has requested review of the decision by Germany's Federal Court of Justice and has challenged the validity of the patent in a separate proceeding.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Litigation with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a U.K. company. In 2019 Shareholder Representative Services LLC, on behalf of former shareholders of Convergence, asserted claims of $200.0 million for alleged breaches of the contract pursuant to which we acquired Convergence and in June 2023 it and former Convergence shareholders filed a suit against us in the High Court of Justice of England and Wales asserting one of the 2019 claims and seeking payment of $49.9 million, plus interest and costs. The parties have reached an agreement in principle to resolve all claims relating to Biogen's acquisition of Convergence.
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
Genentech Litigation
In February 2023 Genentech Inc. filed suit in the U.S. District Court for the Northern District of California claiming that it was owed royalties on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen. In November 2025 the court entered judgment against us for approximately $124.3 million. We appealed and the appeal is pending.
Lender Litigation
In April 2025, by agreement of the parties, the Supreme Court of the State of New York discontinued with prejudice the suit filed in 2024 by BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP against us and Reata Pharmaceuticals, Inc. alleging breach of a loan agreement.
Antitrust Litigation
In October 2025 Local No. 1 Health Fund, the Mayor and City Council of Baltimore, Teamsters Local 237 Welfare Fund, Teamsters Local 237 Retirees' Benefit Fund, UFCW Local 1500 Welfare Fund, and Jacksonville Police Officers and Fire Fighters Health Insurance Trust filed an amended complaint against us in now consolidated proceedings in the U.S. District Court for the Northern District of Illinois (the Illinois federal court). The first complaint was filed in August 2024. The plaintiffs allege violations of federal antitrust laws including 15 U.S.C. §§ 1, 2 and 13(c), the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c) and of various state laws, based on allegations about our contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY and other allegations. Plaintiffs seek declarations of the actions as class actions, monetary, declaratory and equitable relief, and attorneys' fees and costs.
In addition, in September 2025 Walgreen Co. and The Kroger Co. sued us in the Illinois federal court, alleging violations of 15 U.S.C. §§ 1 and 2 based on allegations about our contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY and other allegations. They seek monetary, declaratory and equitable relief, and attorneys' fees and costs.
Neurimmune Litigation
In May 2025 we sued Neurimmune Holding AG and Neurimmune Subone AG (collectively, "Neurimmune") in the District Court seeking declaratory judgment and permanent injunctive relief regarding our rights under a terminated collaboration agreement related to aducanumab. In September 2025 Neurimmune counterclaimed for declaratory judgment, breach of contract and unfair competition under Massachusetts G.L. 93A and seeking monetary, declaratory and equitable relief and attorneys' fees and costs.
TECFIDERA E.U. Litigation
In November 2023 we sued Neuraxpharm Pharmaceuticals S.L. and Neuraxpharm Netherlands B.V. (collectively, Neuraxpharm), Zaklady Farmaceutyzne Polpharma S.A. (Polpharma), Sandoz B.V. (Sandoz), Mylan Ireland Ltd. and Mylan B.V. in the District Court of Amsterdam Netherlands for damages for sales of generic versions of TECFIDERA in violation of our regulatory marketing protection. Neuraxpharm, Polpharma and Sandoz counterclaimed for damages based on our actions to enforce TECFIDERA's regulatory marketing protection.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2024 we sued Sandoz A/S in the Danish Maritime and Commercial High Court for damages for sales of its generic version of TECFIDERA in violation of our regulatory marketing protection. Sandoz A/S counterclaimed for damages based on our actions to enforce TECFIDERA's regulatory marketing protection. These cases are stayed.
In September 2025 the European General Court annulled the May 2023 European Commission decision granting TECFIDERA an additional year of regulatory marketing protection extending until February 2025. We and the European Commission appealed and the appeal is pending.
Germany Tax Matter
In December 2025 and January 2026 a German tax authority issued assessments against us of approximately $246.5 million including interest, which continues to accrue. We are challenging the assessments.
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
In May 2024 the Italian Competition Authority informed us that it is investigating Biogen and other companies in relation to our biosimilar product BYOOVIZ.
In September 2025 we received a Civil Investigative Demand from the Louisiana Department of Justice for information regarding our policies relating to the purchase of drugs by healthcare organizations that are covered entities under Section 340B of the Public Health Service Act.
In January 2026 we received a request for information regarding TECFIDERA from the European Commission Directorate-General for Competition.
TYSABRI Biosimilar Patent Matter
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc., other Sandoz entities and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement. Trial against Sandoz Inc. is scheduled for April 2027.
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
VUMERITY
We make royalty payments to Alkermes on worldwide net sales of VUMERITY using a royalty rate of 15.0% on product that Alkermes has manufactured and 16.0% on product manufactured by us or a third-party designee, which are recognized as cost of sales in our consolidated statements of income.
SKYCLARYS
In connection with our acquisition of Reata in September 2023 we assumed additional contractual obligations related to royalty payments. Reata entered into agreements to pay royalties on annual worldwide net sales of SKYCLARYS, which will cumulatively range in the low to mid-single digit percentages. Royalty payments are recognized as cost of sales in our consolidated statements of income.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these consolidated financial statements.
Lease Commitments
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
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a Phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the fourth quarter of 2025.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2025, we could make potential future milestone payments to third parties of up to approximately $5.3 billion, including approximately $0.7 billion in development milestones, approximately $0.8 billion in regulatory milestones and approximately $3.8 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2025, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain research milestones are met, we may pay up to approximately $67.5 million in additional milestones in 2026 under our current agreements, excluding opt-in payments. This amount includes a $45.0 million milestone payment due upon the initiation of a Phase 3 trial of salanersen.
Other Funding Commitments
As of December 31, 2025, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $39.3 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2025. We have approximately $524.9 million in cancellable future commitments based on existing CRO contracts as of December 31, 2025.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2025, we have approximately $166.8 million of liabilities associated with uncertain tax positions.
As of December 31, 2024, we accrued income tax liabilities of approximately $234.0 million under the Transition Toll Tax, which was subsequently paid in full in April 2025. For additional information on the Transition Toll Tax, please read Note 17, Income Taxes, to these consolidated financial statements.

Note 23:	Guarantees
As of December 31, 2025 and 2024, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2025 and 2024.

Note 24:	Employee Benefit Plans
We sponsor various retirement and pension plans. Our estimates of liabilities and expense for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Expense related to our 401(k) Savings Plan totaled approximately $52.6 million, $51.5 million and $55.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the SSP, which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees that are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2025 and 2024, totaled approximately $152.8 million and $140.6 million, respectively, and are included in other long-term liabilities in our consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries where we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.75% in 2025, 1.00% in 2024 and 1.75% in 2023. Under the Swiss plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2025 and 2024, the Swiss plan had an unfunded net pension obligation of $72.9 million and $61.5 million, respectively, and plan assets that totaled $285.3 million and $224.7 million, respectively. In 2025, 2024 and 2023 we recognized net expense totaling $16.8 million, $17.5 million and $17.6 million, respectively, related to our Swiss plan, of which $7.5 million, $6.0 million and $5.1 million, respectively, was included in other (income) expense, net in our consolidated statements of income.
The obligations under the German plans are unfunded and totaled $45.8 million and $45.6 million as of December 31, 2025 and 2024, respectively. Net periodic pension cost related to the German plans totaled $3.9 million, $3.8 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which $1.2 million, $1.1 million and $0.8 million, respectively, was included in other (income) expense, net in our consolidated statements of income.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Geographic Information
The following tables contain certain financial information by geographic area:

	December 31, 2025
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,547.9	$1,871.6	$853.0	$419.1	$427.8	$7,119.4
Revenue from anti-CD20 therapeutic programs	1,775.4	1.8	—	—	83.4	1,860.6
Contract manufacturing, royalty and other revenue	414.7	10.8	—	307.4	—	732.9
Long-lived assets	1,236.7	2,053.8	12.2	5.9	12.2	3,320.8

	December 31, 2024
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,237.3	$2,171.5	$955.6	$366.9	$482.2	$7,213.5
Revenue from anti-CD20 therapeutic programs	1,673.6	0.6	—	—	75.7	1,749.9
Contract manufacturing, royalty and other revenue	395.0	0.4	—	257.2	—	652.6
Long-lived assets	1,366.1	2,139.2	13.3	8.5	10.6	3,537.7

	December 31, 2023
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,141.4	$2,127.4	$868.0	$649.4	$460.5	$7,246.7
Revenue from anti-CD20 therapeutic programs	1,618.5	0.4	—	—	70.7	1,689.6
Contract manufacturing, royalty and other revenue	673.6	11.7	—	214.0	—	899.3
Long-lived assets	1,443.0	2,248.0	17.5	8.3	12.9	3,729.7

(1) Represents amounts related to Europe less those attributable to Germany.
Long-Lived Assets
As of December 31, 2025, 2024 and 2023, approximately $2.0 billion, $2.1 billion and $2.2 billion, respectively, of our long-lived assets were related to the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Total revenue	$9,890.6	$9,675.9	$9,835.6
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	1,587.2	1,604.2	1,787.2
Royalty cost of sales	817.0	706.2	746.2
Research and development:
Research and discovery	183.2	201.5	212.5
Early stage programs	257.7	286.6	361.0
Late stage programs	232.0	209.7	250.5
Marketed products	412.8	534.7	766.1
Other research and development costs(1)	692.9	747.8	855.3
Acquired in-process research and development, upfront and milestone expense	471.8	61.5	16.6
Selling, general and administrative	2,433.6	2,403.7	2,549.7
Other segment expense(2)	1,509.5	1,287.8	1,129.4
Net Income attributable to Biogen Inc.	$1,292.9	$1,632.2	$1,161.1

(1) Other research and development costs primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses and are not allocated to a specific program or stage.
(2) Other segment expense includes: amortization and impairment of acquired intangible assets; collaboration profit sharing/(loss reimbursement); (gain) loss on fair value remeasurement of contingent consideration; impairment of ROU asset; restructuring charges; gain on sale of priority review voucher, net; other (income) expense, net; income tax (benefit) expense; and net income attributable to noncontrolling interests, net of tax.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Biogen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Biogen Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flow for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserves for Medicaid and Managed Care Rebates in the U.S.
As described in Notes 1 and 5 to the consolidated financial statements, the Company recognized revenue from product sales, net of reserves, including contractual adjustments related to Medicaid and managed care rebates in the U.S. Within accrued expense and other, revenue-related reserves amounted to $1,000.4 million as of December 31, 2025. A portion of this balance includes contractual adjustments for Medicaid and managed care rebates in the U.S. Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end. Managed care rebates in the U.S. represent the Company’s estimated obligations to third-parties, primarily pharmacy benefit managers. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. Rebate accruals for Medicaid and managed care in the U.S. are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities. The estimates of the reserves for Medicaid and managed care in the U.S. reflect historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
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
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 6, 2026

We have served as the Company's auditor since 2003.