Form 10-Q
period 2026-03-31
BIOGEN INC.
filed 2026-04-29
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 27, 2026, was 147,637,117 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2026

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the PSLRA. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” "assume," “believe,” “contemplate,” “continue," "could," “estimate,” “expect,” “forecast,” “goal,” “guidance,” “hope,” “intend,” “may,” “objective,” "outlook," “plan,” “possible,” "potential," “predict,” “project,” "seek," “should,” “target,” “will,” “would” or the negative of these words or other words and terms of similar meaning. Given their forward-looking nature, these statements involve substantial risks and uncertainties and may be based on inaccurate assumptions. This report includes, among others, forward-looking statements regarding:
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

•the successful execution of our strategic and growth initiatives, including acquisitions, and our ability to realize the anticipated benefits from our acquisitions of Reata, HI-Bio, Alcyone and the potential acquisition of Apellis, including future performance of the SKYCLARYS, EMPAVELI and SYFOVRE products, further development of the felzartamab product, future development of drug delivery solutions and anticipated synergies;
•the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities, including collaboration agreements, as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions, reorganizations and cost-reduction measures;
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
These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item 1A. Risk Factors and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report and elsewhere in this report, that could cause actual results to differ materially from those reflected in such statements. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in our 2025 Form 10-K. Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events and you should not place undue reliance on these statements. Moreover, we operate in a very competitive and rapidly changing environment, new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. Forward-looking statements speak only as of the date of this report and are based on information and estimates available to us at this time. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. You should read this report with the understanding that our actual future results, performance, events and circumstances might be materially different from what we expect.
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
BENEPALI™, FLIXABI™, FUMADERM™, IMRALDI™ and OPUVIZ™ are trademarks of Biogen.
ACTEMRA®, COLUMVI®, EMPAVELI®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, LEQEMBI®, HUMIRA®, LUCENTIS®, LUNSUMIO®, OCREVUS®, REMICADE®, SYFOVRE®, TOFIDENCE®, ZURZUVAE® and other trademarks referenced in this report are the property of their respective owners.
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

DEFINED TERMS

2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2023 Term Loan	$1.5 billion term loan credit agreement
2025 Senior Notes	Senior Unsecured Notes Issued in May 2025
AbbVie	AbbVie Inc.
AI	Artificial Intelligence
Alcyone	Alcyone Therapeutics, Inc.
Alloy	Alloy Therapeutics, Inc.
ALS	Amyotrophic Lateral Sclerosis
Alteogen	Alteogen Inc.
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
Apellis	Apellis Pharmaceuticals, Inc.
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
BLA	Biologics License Application
C3G	C3 Glomerulopathy
CCPA	California Consumer Privacy Act
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
CROs	Contract Research Organizations
Denali	Denali Therapeutics Inc.
District Court	U.S. District Court for the District of Massachusetts
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
E.U.	European Union
FA	Friedreich Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Fit for Growth	Cost saving program initiated in 2023
GA	Geographic Atrophy
Genentech	Genentech, Inc.
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HHS	U.S. Department of Health and Human Services
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IC-MPGN	Immune Complex Membranoproliferative Glomerulonephritis
IEEPA	International Emergency Economic Powers Act
IgAN	Immunoglobulin A Nephropathy
IND	Investigational New Drug
IPR&D	In-process Research and Development

DEFINED TERMS (continued)

IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LEQEMBI Collaboration Agreement	Amended and Restated Collaboration Agreement entered into by Biogen MA Inc. and Eisai Co., Ltd. on October 22, 2017, as amended on March 13, 2022
LRRK2	Leucine-Rich Repeat Kinase 2
MorphoSys	MorphoSys AG
MFN	Most-Favored-Nation
MS	Multiple Sclerosis
NCTI	Net CFC Tested Income, previously known as Global Intangible Low-Taxed Income or GILTI
Neurimmune	Neurimmune SubOne AG
NMPA	National Medical Products Administration
OBBBA	Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act
OECD	Organization for Economic Co-operation and Development
Organon	Organon LLC
PDUFA	Prescription Drug User Fee Act
PHS Act	Public Health Service Act
PMN	Primary Membranous Nephropathy
PNH	Paroxysmal Nocturnal Hemoglobinuria
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RNAi	RNA interference
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SOD1	Superoxide Dismutase 1
Supernus	Supernus Pharmaceuticals, Inc.
SWISSMEDIC	Swiss Agency for Therapeutic Products
TJ Bio	TJ Biopharma (Hangzhou) Co., Ltd.
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Affairs
VAT	Value-added Tax

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$1,752.3	$1,726.5
Revenue from anti-CD20 therapeutic programs	419.1	378.2
Alzheimer's collaboration revenue	59.5	33.0
Contract manufacturing, royalty and other revenue	246.9	293.3
Total revenue	2,477.8	2,431.0
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	661.0	629.3
Research and development	539.0	434.1
Acquired in-process research and development, upfront and milestone expense	34.0	200.7
Selling, general and administrative	607.3	572.5
Amortization and impairment of acquired intangible assets	136.5	111.8
Collaboration profit sharing/(loss reimbursement)	74.2	58.1
(Gain) loss on fair value remeasurement of contingent consideration	20.5	9.6
Restructuring charges	7.9	35.3
Other (income) expense, net	19.7	68.4
Total cost and expense	2,100.1	2,119.8
Income before income tax (benefit) expense	377.7	311.2
Income tax (benefit) expense	58.2	70.7
Net income attributable to Biogen Inc.	$319.5	$240.5

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$2.17	$1.65
Diluted earnings per share attributable to Biogen Inc.	$2.15	$1.64

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	147.2	146.1
Diluted earnings per share attributable to Biogen Inc.	148.4	146.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to Biogen Inc.	$319.5	$240.5
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	(1.8)	—
Unrealized gains (losses) on cash flow hedges, net of tax	52.6	(57.8)
Unrealized gains (losses) on pension benefit obligation, net of tax	(0.5)	0.4
Currency translation adjustments, net of tax	(8.5)	19.1
Total other comprehensive income (loss), net of tax	41.8	(38.3)
Comprehensive income (loss) attributable to Biogen Inc.	$361.3	$202.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,382.7	$3,008.5
Current portion of marketable securities	900.0	807.2
Accounts receivable, net of allowance for doubtful accounts of $3.0 and $3.0, respectively	1,369.2	1,342.4
Due from anti-CD20 therapeutic programs	421.2	524.6
Inventory	1,949.0	2,168.1
Other current assets	1,168.3	1,123.3
Total current assets	9,190.4	8,974.1
Marketable securities	465.6	431.9
Property, plant and equipment, net	3,017.9	3,055.4
Operating lease assets	251.3	265.4
Intangible assets, net	9,053.5	9,178.5
Goodwill	6,488.7	6,491.1
Deferred tax asset	238.2	292.5
Investments and other assets	777.5	750.6
Total assets	$29,483.1	$29,439.5
LIABILITIES AND EQUITY
Current liabilities:
Taxes payable	$93.6	$114.8
Accounts payable	358.5	432.0
Accrued expense and other	2,546.8	2,802.6
Total current liabilities	2,998.9	3,349.4
Notes payable	6,288.5	6,286.8
Deferred tax liability	483.5	507.6
Long-term operating lease liabilities	273.4	290.4
Other long-term liabilities	787.1	748.5
Total liabilities	10,831.4	11,182.7
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	896.7	863.1
Accumulated other comprehensive income (loss)	(140.2)	(182.0)
Retained earnings	20,872.2	20,552.7
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	18,651.7	18,256.8
Total liabilities and equity	$29,483.1	$29,439.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income	$319.5	$240.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	204.4	183.2
Excess and obsolescence charges related to inventory	4.8	7.3
Amortization of acquired inventory step-up	107.6	51.4
Share-based compensation	84.0	81.0
Contingent consideration	20.5	9.6
Deferred income taxes	23.6	(27.8)
(Gain) loss on strategic investments	(19.0)	40.9
Other	28.0	6.7
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(33.7)	(181.0)
Due from anti-CD20 therapeutic programs	103.4	70.4
Inventory	116.2	62.0
Accrued expense and other current liabilities	(243.2)	(300.5)
Income tax assets and liabilities	18.4	69.1
Other changes in operating assets and liabilities, net	(89.0)	(53.5)
Net cash flow provided by (used in) operating activities	645.5	259.3
Cash flow from investing activities:
Purchases of property, plant and equipment	(51.2)	(37.1)
Proceeds from sales and maturities of marketable securities	625.2	—
Purchases of marketable securities	(748.8)	—
Acquired in-process research and development	(35.0)	—
Acquisitions of intangible assets	—	(10.0)
Proceeds from sales of strategic investments	0.5	—
Other	(0.2)	(0.2)
Net cash flow provided by (used in) investing activities	(209.5)	(47.3)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(55.1)	(24.3)
Other	11.3	1.3
Net cash flow provided by (used in) financing activities	(43.8)	(23.0)
Net increase (decrease) in cash and cash equivalents	392.2	189.0
Effect of exchange rate changes on cash and cash equivalents	(18.0)	34.3
Cash and cash equivalents, beginning of the period	3,008.5	2,375.0
Cash and cash equivalents, end of the period	$3,382.7	$2,598.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended March 31, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	—	$—	170.5	$0.1	$863.1	$(182.0)	$20,552.7	(23.8)	$(2,977.1)	$18,256.8
Net income	—	—	—	—	—	—	319.5	—	—	319.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	41.8	—	—	—	41.8
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	15.2	—	—	—	—	15.2
Issuance of common stock under stock award plan	—	—	0.8	—	(70.3)	—	—	—	—	(70.3)
Compensation related to share-based payments	—	—	—	—	88.1	—	—	—	—	88.1
Other	—	—	—	—	0.6	—	—	—	—	0.6
Balance, March 31, 2026	—	$—	171.4	$0.1	$896.7	$(140.2)	$20,872.2	(23.8)	$(2,977.1)	$18,651.7

	For the Three Months Ended March 31, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	—	$—	169.5	$0.1	$569.4	$(136.2)	$19,259.8	(23.8)	$(2,977.1)	$16,716.0
Net income	—	—	—	—	—	—	240.5	—	—	240.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(38.3)	—	—	—	(38.3)
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	15.2	—	—	—	—	15.2
Issuance of common stock under stock award plan	—	—	0.6	—	(39.5)	—	—	—	—	(39.5)
Compensation related to share-based payments	—	—	—	—	84.1	—	—	—	—	84.1
Other	—	—	—	—	0.7	—	—	—	—	0.7
Balance, March 31, 2025	—	$—	170.3	$0.1	$629.9	$(174.5)	$19,500.3	(23.8)	$(2,977.1)	$16,978.7

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
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group.
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; and FLIXABI, an infliximab biosimilar referencing REMICADE.
For additional information on our collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2025 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2025 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases.
Consolidation
Our condensed consolidated financial statements reflect our financial statements, those of our wholly owned subsidiaries and variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100.0% of the economics, we record net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our 2025 Form 10-K.
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
Proposed Acquisition of Apellis Pharmaceuticals, Inc.
In March 2026 we entered into an agreement to acquire all of the issued and outstanding shares of Apellis Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs. As a result of this proposed acquisition we would acquire two FDA-approved products from Apellis: SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy, or GA, an immune-mediated retinal disease; and EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, a rare blood disorder, and C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, in rare immune-

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
mediated kidney diseases. The addition of Apellis is expected to enhance our short- and long-term revenue growth profile by adding two commercialized differentiated immunology and rare disease medicines to our growth portfolio.
Under the terms of the proposed acquisition, we would pay Apellis shareholders $41.00 per share in cash, representing an expected total transaction value of approximately $5.6 billion, and one contractual, non-transferable contingent value right per share representing the right to receive contingent cash payments of up to an aggregate of $4.00 in cash, subject to the achievement of specified annual global net sales thresholds for SYFOVRE.
We plan to fund the proposed acquisition of Apellis through approximately $3.6 billion of available cash and marketable securities on hand, supplemented by approximately $2.0 billion in bank loans.
We expect this transaction to be accounted for as a business combination and to include the results of operations in our condensed consolidated financial statements from the acquisition date.
Alcyone Therapeutics, Inc.
In November 2025 we completed the acquisition of all of the issued and outstanding shares of Alcyone Therapeutics, Inc., a clinical-stage biotechnology company focused on pediatric care through precision CNS therapeutics and dosing platforms. The lead asset acquired is ThecaFlex DRx, an implantable subcutaneous port and catheter device being investigated for the intrathecal delivery of ASOs, including SPINRAZA, that is designed to provide an alternative to repeat lumbar punctures in chronic intrathecal administration of medicines.
Total consideration for this transaction was approximately $85.0 million, comprising of a $50.0 million payment made upon closing and a $35.0 million payment that was considered probable as of December 31, 2025, and made upon FDA approval of a supplemental application in January 2026. This consideration was recorded within acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025, included in our 2025 Form 10-K.
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

Note 3:	Dispositions
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
For the three months ended March 31, 2025, we recorded approximately $35.3 million in restructuring charges related to severance costs from our Fit for Growth program within restructuring charges in our condensed consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2026	2025
Restructuring reserve as of January 1	$15.8	$31.9
Expense	7.9	35.3
Payment	(10.3)	(25.8)
Foreign currency and other adjustments	0.2	(1.0)
Restructuring reserve as of March 31	$13.6	$40.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended March 31,
	2026			2025
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$31.4	$78.1	$109.5	$39.8	$166.3	$206.1
VUMERITY	153.4	25.6	179.0	117.1	21.7	138.8
Total Fumarate	184.8	103.7	288.5	156.9	188.0	344.9
AVONEX	108.5	54.7	163.2	108.6	58.2	166.8
PLEGRIDY	24.3	40.0	64.3	24.1	35.4	59.5
Total Interferon	132.8	94.7	227.5	132.7	93.6	226.3
TYSABRI	241.8	199.7	441.5	200.8	180.7	381.5
FAMPYRA(1)	—	—	—	—	0.3	0.3
Subtotal: Multiple Sclerosis	559.4	398.1	957.5	490.4	462.6	953.0

Rare Disease:
SPINRAZA	142.2	231.8	374.0	154.4	269.5	423.9
SKYCLARYS	71.8	78.9	150.7	69.1	54.8	123.9
QALSODY	10.5	22.0	32.5	7.5	8.0	15.5
Subtotal: Rare Disease	224.5	332.7	557.2	231.0	332.3	563.3

Biosimilars:
BENEPALI	—	122.1	122.1	—	111.3	111.3
IMRALDI	—	49.6	49.6	—	47.4	47.4
FLIXABI	—	10.5	10.5	—	13.1	13.1
BYOOVIZ(2)	—	—	—	4.2	4.7	8.9
TOFIDENCE(2)	—	—	—	0.1	—	0.1
Subtotal: Biosimilars	—	182.2	182.2	4.3	176.5	180.8

Other:
ZURZUVAE	55.3	0.1	55.4	27.7	—	27.7
Other(3)	—	—	—	0.4	1.3	1.7
Subtotal: Other	55.3	0.1	55.4	28.1	1.3	29.4
Total product revenue, net	$839.2	$913.1	$1,752.3	$753.8	$972.7	$1,726.5

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ.
(3) Other includes FUMADERM and ADUHELM.
We recognized revenue from two wholesalers accounting for 27.3% and 14.7% of gross product revenue for the three months ended March 31, 2026, compared to 25.9% and 14.1% of gross product revenue for the three months ended March 31, 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2025	$115.7	$1,046.1	$49.0	$1,210.8
Current provisions relating to sales in current year	214.0	683.7	7.3	905.0
Adjustments relating to prior years	0.8	(28.4)	10.4	(17.2)
Payments/credits relating to sales in current year	(133.4)	(255.3)	(0.1)	(388.8)
Payments/credits relating to sales in prior years	(92.3)	(426.0)	(14.9)	(533.2)
Balance, March 31, 2026	$104.8	$1,020.1	$51.7	$1,176.6
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2026	As of December 31, 2025
Component of accrued expense and other	$961.1	$1,000.4
Reduction of accounts receivable	215.5	210.4
Total revenue-related reserves	$1,176.6	$1,210.8
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2026	2025
Royalty revenue on sales of OCREVUS	$317.2	$288.8
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	94.7	83.7
Other revenue from anti-CD20 therapeutic programs	7.2	5.7
Total revenue from anti-CD20 therapeutic programs	$419.1	$378.2
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Alzheimer's Collaboration Revenue
Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal. We began recognizing Alzheimer's collaboration revenue upon the accelerated approval of LEQEMBI in the U.S. during the first quarter of 2023.
For the three months ended March 31, 2026 and 2025, we recognized Alzheimer's collaboration revenue of approximately $59.5 million and $33.0 million, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Contract manufacturing revenue	$237.2	$282.3
Royalty and other revenue	9.7	11.0
Total contract manufacturing, royalty and other revenue	$246.9	$293.3

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
For additional information on our license arrangements with Samsung Bioepis and our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2026	As of December 31, 2025
Raw materials	$278.7	$293.4
Work in process	1,351.6	1,595.2
Finished goods	458.2	424.9
Total inventory	$2,088.5	$2,313.5

Balance Sheet Classification:
Inventory	$1,949.0	$2,168.1
Investments and other assets	139.5	145.4
Total inventory	$2,088.5	$2,313.5
Long-term inventory is included in investments and other assets within our condensed consolidated balance sheets.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales as the inventory is sold or research and development expense as the inventory is used for clinical purposes within our condensed consolidated statements of income. We expect this amount to be fully amortized by the end of 2028. For the three months ended March 31, 2026 and 2025, amortization from the fair value step-up adjustment was approximately $107.6 million and $51.4 million, respectively. For the three months ended March 31, 2026, amortization from the fair value step-up adjustment includes approximately $56.8 million of inventory used for clinical purposes, which is reflected in research and development expense within our condensed consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of March 31, 2026			As of December 31, 2025
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	1-30 years	$14,078.8	$(6,824.3)	$7,254.5	$14,067.3	$(6,687.8)	$7,379.5
In-process research and development	Indefinite until commercialization	1,635.0	—	1,635.0	1,635.0	—	1,635.0
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$15,877.8	$(6,824.3)	$9,053.5	$15,866.3	$(6,687.8)	$9,178.5
Amortization and Impairments
For the three months ended March 31, 2026, amortization and impairment of acquired intangible assets totaled $136.5 million, compared to $111.8 million in the prior year comparative period. The increase was primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the three months ended March 31, 2026 and 2025, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. Completed technology intangible assets are amortized over their estimated useful lives, which range between approximately 1 to 30 years, with a remaining weighted average useful life of 11 years as of March 31, 2026.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition.
The carrying value associated with our IPR&D assets as of March 31, 2026 and December 31, 2025, primarily relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with an estimated fair value of approximately $1.6 billion.
Priority Review Voucher
In connection with our acquisition of Reata in September 2023 we acquired a rare pediatric disease PRV which may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party. We recorded the PRV based on its estimated fair value of $100.0 million as an intangible asset.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of March 31, 2026
2026 (remaining nine months)	$400.0
2027	485.0
2028	525.0
2029	575.0
2030	650.0
2031	700.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2026
Goodwill, December 31, 2025	$6,491.1
Other(1)	(2.4)
Goodwill, March 31, 2026	$6,488.7

(1) Other includes adjustments related to foreign currency exchange rate fluctuations.
As of March 31, 2026, we had no impairment losses related to goodwill.

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2026
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,512.8	$—	$2,512.8	$—
Marketable debt securities:
Corporate debt securities	734.2	—	734.2	—
Government securities	547.3		547.3	—
Mortgage and other asset backed securities	84.1		84.1	—
Marketable equity securities	137.4	137.4	—	—
Other current assets:
Derivative contracts	19.1	—	19.1	—
Other non-current assets:
Convertible note(1)	35.0	—	—	35.0
Plan assets for deferred compensation	56.8	—	56.8	—
Derivative contracts	5.9	—	5.9	—
Total	$4,132.6	$137.4	$3,960.2	$35.0
Liabilities:
Other current liabilities:
Derivative contracts	$38.2	$—	$38.2	$—
Other non-current liabilities:
Contingent consideration obligations	266.9	—	—	266.9
Total	$305.1	$—	$38.2	$266.9

(1) Convertible notes includes a $30.0 million convertible note we invested in as part of our strategic research arrangement with City Therapeutics during 2025, as well as a $5.0 million convertible note we invested into Neela Therapeutics, Inc. during 2025. We elected the fair value option for both convertible notes. For additional information on the arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.

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

(1) Convertible notes includes a $30.0 million convertible note we invested in as part of our strategic research arrangement with City Therapeutics during 2025, as well as a $5.0 million convertible note we invested into Neela Therapeutics, Inc. during 2025. We elected the fair value option for both convertible notes. For additional information on the arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
Our marketable equity securities represent investments in publicly traded equity securities. Our ability to liquidate our investment in Denali may be limited by the size of our interest, the volume of market-related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments. For additional information on our investment in Denali common stock, please read Note 9, Financial Instruments, and Note 17, Other Consolidated Financial Statement Detail, to these condensed consolidated financial statements.
There have been no material impairments of our assets measured and carried at fair value as of March 31, 2026 and December 31, 2025. In addition, there have been no changes to our valuation techniques as of March 31, 2026 and December 31, 2025.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2025 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	Quantitative Information about Level 3 Fair Value Measurements
	As of March 31, 2026
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$266.9	Discounted cash flow	Discount rate	5.7%	5.7%
			Expected timing of achievement of development milestones	2028	—

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2025
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$246.4	Discounted cash flow	Discount rate	5.3% - 5.4%	5.4%
			Expected timing of achievement of development milestones	2028 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from approximately 75.0% to 95.0% as of March 31, 2026.
There were no transfers of assets or liabilities into or out of Level 3 as of March 31, 2026 and December 31, 2025.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Fair value, beginning of period	$246.4	$512.8
Changes in fair value	20.5	9.6
Fair value, end of period	$266.9	$522.4
Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs. For additional information on the valuation techniques and inputs utilized in the valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2025 Form 10-K.
As of March 31, 2026 and December 31, 2025, approximately $266.9 million and $246.4 million, respectively, of the fair value of our contingent consideration obligations were classified as long-term and reflected as a component of other long-term liabilities in our condensed consolidated balance sheets.
For the three months ended March 31, 2026, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probabilities of success and expected timing of the achievement of certain remaining developmental milestones.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025. In October 2025 the second milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for IgAN was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio during the fourth quarter of 2025.

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
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2026		As of December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Non-current portion:
2.250% Senior Notes due May 1, 2030	$1,369.5	$1,495.9	$1,378.7	$1,495.7
5.050% Senior Notes due January 15, 2031	407.5	398.1	413.0	398.0
5.750% Senior Notes due May 15, 2035	672.5	645.6	684.5	645.5
5.200% Senior Notes due September 15, 2045	1,004.8	1,101.6	1,029.5	1,101.5
3.150% Senior Notes due May 1, 2050	943.9	1,475.8	973.0	1,475.6
3.250% Senior Notes due February 15, 2051	443.6	481.3	461.8	480.3
6.450% Senior Notes due May 15, 2055	725.9	690.2	737.6	690.2
Non-current portion of notes payable	5,567.7	6,288.5	5,678.1	6,286.8
Total notes payable	$5,567.7	$6,288.5	$5,678.1	$6,286.8
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of March 31, 2026, compared to December 31, 2025, are primarily related to increases in U.S. treasury yields and credit spreads used to value our Senior Notes since December 31, 2025. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2025 Form 10-K.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of March 31, 2026	As of December 31, 2025
Money market funds	$1,949.4	$2,027.7
Overnight reverse repurchase agreements	34.3	70.0
Short-term debt securities	391.8	15.4
Commercial paper	137.3	120.1
Total	$2,512.8	$2,233.2
The carrying values of our money market funds, overnight reverse repurchase agreements, short-term debt securities and commercial paper, including accrued interest, approximate fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of March 31, 2026
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$418.2	$—	$(0.7)	$417.5
Non-current	317.8	—	(1.1)	316.7
Government securities:
Current	482.6	—	(0.1)	482.5
Non-current	64.8	—	—	64.8
Mortgage and other asset backed securities:
Non-current	84.2	—	(0.1)	84.1
Total marketable debt securities	$1,367.6	$—	$(2.0)	$1,365.6

Marketable equity securities
Marketable equity securities, non-current	$227.8	$—	$(90.4)	$137.4
Total marketable equity securities	$227.8	$—	$(90.4)	$137.4

	As of December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$246.8	$—	$—	$246.8
Non-current	290.6	0.2	—	290.8
Government securities:
Current	560.4	—	—	560.4
Non-current	88.4	—	—	88.4
Mortgage and other asset backed securities:
Non-current	52.7	—	—	52.7
Total marketable debt securities	$1,238.9	$0.2	$—	$1,239.1

Marketable equity securities
Marketable equity securities, non-current	$227.7	$—	$(109.6)	$118.1
Total marketable equity securities	$227.7	$—	$(109.6)	$118.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2026		As of December 31, 2025
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$900.0	$900.8	$807.2	$807.2
Due after one year through five years	454.7	455.9	419.5	419.3
Due after five years	10.9	10.9	12.4	12.4
Total marketable debt securities	$1,365.6	$1,367.6	$1,239.1	$1,238.9
The average maturity of our marketable debt securities classified as available-for-sale as of March 31, 2026, was approximately 10 months.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and any resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Proceeds from maturities and sales	$625.2	$—
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
As of March 31, 2026 and December 31, 2025, our strategic investment portfolio was comprised of investments totaling $205.3 million and $186.6 million, respectively, which are included in investments and other assets within our condensed consolidated balance sheets.
The increase in our strategic investment portfolio as of March 31, 2026, compared to December 31, 2025, was primarily due to the increase in the fair value of our investment in Denali common stock.
For additional information on our investments in Denali common stock, please read Note 8, Fair Value Measurements, and Note 17, Other Consolidated Financial Statement Detail, to these condensed consolidated financial statements.

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
Foreign currency forward contracts and foreign currency options in effect as of March 31, 2026 and December 31, 2025, had durations of 1 to 18 months and 1 to 21 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of March 31, 2026	As of December 31, 2025
Euro	$1,332.6	$1,531.0
Swiss franc	165.6	—
British pound	76.2	—
Polish zloty	33.0	—
Canadian dollar	24.7	—
Total foreign currency forward contracts and options	$1,632.1	$1,531.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of March 31, 2026	As of December 31, 2025
Unrealized gains	$9.7	$—
Unrealized (losses)	(24.4)	(73.3)
Net unrealized gains (losses)	$(14.7)	$(73.3)
We expect net unrealized losses of approximately $14.7 million to be settled over the next 18 months, of which approximately $16.4 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2026 and December 31, 2025, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following table summarizes the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2026	2025	Location	2026	2025
Revenue	$(24.3)	$10.9	Revenue	$4.1	$0.4
Operating expense	0.7	0.7	Operating expense	(1.1)	(1.0)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,241.1 million and $1,193.7 million as of March 31, 2026 and December 31, 2025, respectively. Net losses of $18.8 million related to these contracts was recorded as a component of other (income) expense, net for the three months ended March 31, 2026, compared to net gains of $7.7 million in the prior year comparative period.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of March 31, 2026	As of December 31, 2025
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$12.2	$0.1
	Investments and other assets	5.9	0.4
Liability derivative instruments	Accrued expense and other	12.2	54.0
	Other long-term liabilities	—	2.2

Other Derivative Instruments:
Asset derivative instruments	Other current assets	6.9	9.9
Liability derivative instruments	Accrued expense and other	26.0	2.7

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,998.3 million and $2,931.2 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, depreciation expense totaled approximately $67.9 million and $71.4 million, respectively.

Note 12:	Indebtedness
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 13:	Equity
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended March 31, 2026
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2025	$0.2	$(58.9)	$(9.4)	$(113.9)	$(182.0)
Other comprehensive income (loss) before reclassifications	(1.8)	31.9	(0.5)	(8.5)	21.1
Amounts reclassified from AOCI	—	20.7	—	—	20.7
Net current period other comprehensive income (loss)	(1.8)	52.6	(0.5)	(8.5)	41.8
Balance, March 31, 2026	$(1.6)	$(6.3)	$(9.9)	$(122.4)	$(140.2)

	For the Three Months Ended March 31, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)
Other comprehensive income (loss) before reclassifications	(47.5)	0.4	19.1	(28.0)
Amounts reclassified from AOCI	(10.3)	—	—	(10.3)
Net current period other comprehensive income (loss)	(57.8)	0.4	19.1	(38.3)
Balance, March 31, 2025	$(6.2)	$(16.2)	$(152.1)	$(174.5)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI		Income Statement Location
	For the Three Months Ended March 31,
	2026	2025
Gains (losses) on cash flow hedges	$(24.3)	$10.9	Revenue
	0.7	0.7	Operating expense
	—	(0.1)	Other (income) expense, net
	2.9	(1.2)	Income tax (benefit) expense
Total reclassifications, net of tax	$(20.7)	$10.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 14:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Numerator:
Net income attributable to Biogen Inc.	$319.5	$240.5
Denominator:
Weighted average number of common shares outstanding	147.2	146.1
Effect of dilutive securities:
Time-vested restricted stock units	1.0	0.5
Performance stock units settled in stock	0.2	—
Dilutive potential common shares	1.2	0.5
Shares used in calculating diluted earnings per share	148.4	146.6
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 15:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Research and development	$34.8	$32.1
Selling, general and administrative	53.0	52.0
Subtotal	87.8	84.1
Capitalized share-based compensation costs	(3.8)	(3.1)
Share-based compensation expense included in total cost and expense	84.0	81.0
Income tax effect	(16.5)	(16.0)
Share-based compensation expense included in net income attributable to Biogen Inc.	$67.5	$65.0
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Time-vested restricted stock units	$70.9	$66.1
Performance stock units settled in stock	13.3	13.6
Employee stock purchase plan	3.6	3.5
Stock options	—	0.9
Subtotal	87.8	84.1
Capitalized share-based compensation costs	(3.8)	(3.1)
Share-based compensation expense included in total cost and expense	$84.0	$81.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 16:	Income Taxes
Tax Rate
For the three months ended March 31, 2026 and 2025, our effective tax rate was 15.4% and 22.7%, respectively. The decrease in our effective tax rate was partially driven by favorable impacts of a current year settlement of a foreign tax audit and the vesting of certain share based awards, partially offset by the higher rate of tax on NCTI due to the OBBBA enactment.
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
For additional information on our income taxes, please read Note 17, Income Taxes, to our consolidated financial statements included in our 2025 Form 10-K.

Note 17:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Interest income	$(37.9)	$(23.9)
Interest expense	67.6	60.0
(Gains) losses on investments, net	(22.3)	35.6
Litigation related expense	4.7	3.0
Foreign exchange (gains) losses, net	6.5	(3.8)
Other, net	1.1	(2.5)
Total other (income) expense, net	$19.7	$68.4
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Net (gains) losses recognized on equity securities	$(22.3)	$35.6
Less: Net (gains) losses realized on equity securities	(3.2)	(5.4)
Net unrealized (gains) losses recognized on equity securities	$(19.1)	$41.0
The net unrealized gains recognized during the three months ended March 31, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $19.2 million.
The net unrealized losses recognized during the three months ended March 31, 2025, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $48.5 million, partially offset by an increase in the fair value of Sage common stock of approximately $15.7 million, which was later disposed of during the third quarter of 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Other Current Assets
Other current assets includes prepaid taxes of $661.6 million and $693.6 million as of March 31, 2026 and December 31, 2025, respectively.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of March 31, 2026	As of December 31, 2025
Revenue-related reserves for discounts and allowances	$961.1	$1,000.4
Employee compensation and benefits	192.5	375.8
Collaboration expense	353.5	280.0
Royalties and licensing fees	308.5	302.4
Other	731.2	844.0
Total accrued expense and other	$2,546.8	$2,802.6
Other Long-term Liabilities
Other long-term liabilities were $787.1 million and $748.5 million as of March 31, 2026 and December 31, 2025, respectively, and included accrued income taxes totaling $174.2 million and $166.4 million, respectively.

Note 18:	Collaborative and Other Relationships
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
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
OCREVUS
Pursuant to the terms of our collaboration arrangements with Genentech, we receive a tiered royalty on U.S. net sales from 13.5% and increasing up to 24.0% if annual net sales exceed $900.0 million. There will be a 50.0% reduction to these royalties upon the first entry of an FDA-approved biosimilar to OCREVUS.
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
GAZYVA Profit Share
Our current pre-tax profit-sharing formula for GAZYVA provides for a 35.0% share of operating profits earned in the U.S. in each calendar year.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For additional information on our collaboration arrangements with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
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
Subject to the limitations in the LEQEMBI Collaboration Agreement, Eisai has final decision-making authority on all matters relating to the collaboration and serves as the lead of LEQEMBI development and regulatory submissions globally. We co-commercialize and co-promote LEQEMBI with Eisai. The LEQEMBI Collaboration Agreement provides that each commercialization plan shall allocate the responsibilities for the activities under the plan in an equitable fashion taking into account Biogen's and Eisai's respective capabilities and provides a meaningful role for each party.
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
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$69.3	$52.6
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	34.6	26.3
Total sales and marketing expense incurred by the LEQEMBI Collaboration	169.5	177.7
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	84.7	88.8
Amounts receivable from Eisai related to the agreements discussed above were approximately $7.0 million and $90.2 million as of March 31, 2026 and December 31, 2025, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $85.4 million and $95.5 million as of March 31, 2026 and December 31, 2025, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Total UCB collaboration development expense	$29.4	$21.8
Biogen's share of the UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	14.7	10.9
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
We share 50.0% of the net collaboration results in the U.S. with Supernus, which are recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three months ended March 31, 2026 and 2025, we recognized net profit-sharing expense of approximately $17.0 million and $10.1 million, respectively, to reflect Supernus' 50.0% share of the net collaboration results in the U.S.
A summary of development and sales and marketing expense related to the Supernus collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Total Supernus collaboration development expense	$1.2	$2.4
Biogen's share of the Supernus collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	0.6	1.2
Total sales and marketing expense incurred by the Supernus collaboration	47.5	43.5
Biogen's share of the Supernus collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	23.7	21.7
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
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Total Denali collaboration development expense	$10.3	$12.8
Biogen's share of the Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	6.2	7.7
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
In connection with the closing of this transaction we made an upfront payment of $165.0 million to Stoke, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three months ended March 31, 2025. We may also pay Stoke potential development and commercial milestone payments of up to $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we may pay Stoke tiered royalties on potential net sales of any products developed under this collaboration in the low-double digit to high-teen percentages.
We also have an exclusive option to license certain future follow-on ASO products targeting the SCN1A gene in all territories worldwide other than the U.S., Canada and Mexico, in exchange for separate milestone, cost sharing and royalty considerations.
A summary of development expense related to the Stoke collaboration agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Total Stoke collaboration development expense	$12.2	$3.9
Biogen's share of the Stoke collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	3.7	1.2
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
In October 2025 we completed the sale of our remaining commercial rights to BYOOVIZ and OPUVIZ in Europe. Samsung Bioepis will have full responsibility for commercialization of BYOOVIZ upon the transfer of commercial rights from Biogen back to Samsung Bioepis, which became effective as of January 2026.
We reflected revenue on sales of BYOOVIZ to third parties in product revenue, net in our condensed consolidated statements of income and recorded the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income to their respective line items when these costs are incurred.
2013 Commercial Agreement
In December 2013 we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates which includes IMRALDI, an adalimumab biosimilar referencing HUMIRA, FLIXABI, an infliximab biosimilar referencing REMICADE, and BENEPALI, an etanercept biosimilar referencing ENBREL, in Europe. In July 2024 we exercised an option to extend this agreement by an additional five years.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three months ended March 31, 2026 and 2025, we recognized net profit-sharing expense of approximately $57.2 million and $48.0 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $4.7 million and $4.4 million as of March 31, 2026 and December 31, 2025, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were approximately $154.4 million and $42.7 million as of March 31, 2026 and December 31, 2025, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
Other Research and Discovery Arrangements and Funding Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the three months ended March 31, 2026 and 2025, we recorded approximately $34.0 million and less than $1.0 million, respectively, as acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income related to other research and discovery related arrangements.
Royalty Pharma Funding Arrangement
In February 2025 we entered into a funding agreement with Royalty Pharma under which we received $200.0 million in 2025 and $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be recognized by us as an obligation to perform contractual services. This funding is being recognized as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expense. For the three months ended March 31, 2026 and 2025, we received $25.0 million and $50.0 million, respectively, from Royalty Pharma, which we recorded as reductions to research and development expense within our condensed consolidated statements of income. The final payment related to the funding agreement of $25.0 million was received in April 2026.
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
In April 2026 we entered into a definitive agreement with TJ Bio, where we assumed regulatory and sales milestone obligations under a pre-existing agreement between TJ Bio and MorphoSys and may pay MorphoSys tiered royalties on potential net sales of felzartamab in the greater China region. For additional information on TJ Bio, please read Note 22, Subsequent Events, to these condensed consolidated financial statements.
During the first quarter of 2025 we accrued a milestone payment due to MorphoSys of $35.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR, which was recorded within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income for the three months ended March 31, 2025, and paid in April 2025.
During the second quarter of 2025 we accrued a milestone payment due to MorphoSys of $30.0 million upon the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN, which was recorded within acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income, and paid in July 2025.

Note 19:	Investments in Variable Interest Entities
Unconsolidated Variable Interest Entities
We have relationships with various variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of March 31, 2026 and December 31, 2025, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $48.4 million and $49.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
For additional information on our investments in variable interest entities, please read Note 20, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2025 Form 10-K.

Note 20:	Litigation
We are currently involved in various claims, investigations and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2025 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Loss Contingencies
Securities Litigation
We and certain current and former officers are defendants in three securities actions pending in the District Court, one filed by Nadia Shash and Amjad Khan in November 2020, which relates to statements about ADUHELM, one filed by the Oklahoma Firefighters Pension and Retirement System in February 2022, which relates to statements about ADUHELM, and one filed by Thomas Allen Gray and Frances Clarity Stokes in May 2024, which relates to statements about LEQEMBI, TECFIDERA and VUMERITY. All allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief. In March 2026 the District Court dismissed the action brought by Thomas Allen Gray and Frances Clarity Stokes and they have appealed. In April 2026 the parties in the action brought by the Oklahoma Firefighters Pension and Retirement System reached an agreement in principle to settle the action.
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
Fresenius Kabi has alleged infringement of national counterparts of its EP '3 145 488 Patent (the EP '488 Patent), including in Spain, Italy, France and Germany. In June 2022, Fresenius Kabi filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging infringement of the French counterpart of the EP '488 Patent by a formulation of IMRALDI no longer commercialized in France. Fresenius Kabi alleges damages of approximately €19.1 million plus interest and costs. Biogen disputes infringement and the validity of the patent. Trial is set for June 2026.
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
TECFIDERA E.U. Litigation
We have sued certain generic companies for damages for sales of generic versions of TECFIDERA in violation of our regulatory market protection, including Neuraxpharm Pharmaceuticals S.L., Neuraxpharm Netherlands B.V., Zaklady Farmaceutyczne Polpharma S.A., Sandoz B.V., Mylan Ireland Ltd. and Mylan B.V. in the District Court of Amsterdam Netherlands in November 2023; Sandoz A/S in the Danish Maritime and Commercial High Court in June 2024; and STADA Arzneimittel AG, STADA Nordic ApS, Sandoz A/S, Sandoz (Denmark) and Sandoz A/S (Finland), Glenmark Arzneimittel AG and Glenmark Pharmaceuticals Nordic AB in the Finnish Market Court in July 2024. All of these parties have counterclaimed for damages based on our actions to enforce TECFIDERA's regulatory marketing protection.
In September 2025 the European General Court annulled the May 2023 European Commission decision granting TECFIDERA an additional year of regulatory marketing protection extending until February 2025. We and the European Commission appealed and the appeal is pending.
In November 2025 the Technical Boards of Appeal of the European Patent Office revoked our EP 2 653 873 patent related to TECFIDERA, after which we stopped enforcing this patent and its national counterparts. Certain generic companies have filed claims in the Danish Maritime and Commercial High Court for alleged damages due to injunctions we obtained prior to patent revocation, including Sandoz A/S in October 2025, Viatris ApS in January 2024, Glenmark Pharmaceuticals Nordic AB in July 2025 and Neuraxpharm Sweden AB and Neuraxpharm Pharmaceuticals S.L. in February 2026.
Germany Tax Matter
In December 2025 and January 2026 a German tax authority issued assessments against us of approximately €209.8 million including interest, which continues to accrue. We are challenging the assessments.
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

Note 21:	Segment Information
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
The table presented below, which was prepared in accordance with the accounting policies discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2025 Form 10-K, contains additional information on our segment’s revenue and profits, including significant segment expense and other segment items.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Total revenue	$2,477.8	$2,431.0
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	478.7	462.2
Royalty cost of sales	182.3	167.1
Research and development:
Research and discovery	40.5	44.3
Early stage programs	69.0	72.4
Late stage programs	102.5	49.4
Marketed products	154.2	89.5
Other research and development costs(1)	172.8	178.5
Acquired in-process research and development, upfront and milestone expense	34.0	200.7
Selling, general and administrative	607.3	572.5
Other segment expense(2)	317.0	353.9
Net Income attributable to Biogen Inc.	$319.5	$240.5

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

Note 22:	Subsequent Events
TJ Biopharma Co., Ltd.
In April 2026 we entered into a definitive agreement with TJ Biopharma Co., Ltd. to acquire TJ Bio's exclusive rights to felzartamab in the greater China region. With this agreement, we will own exclusive worldwide rights to felzartamab.
Under the terms of this agreement we made an upfront payment of $100.0 million to TJ Bio, which will be recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income during the second quarter of 2026.
TJ Bio will also be eligible to receive potential commercial and sales milestone payments of up to $20.0 million and $730.0 million, respectively, if all specified milestones set forth in this collaboration are achieved. In addition, we may pay TJ Bio tiered royalties on potential net sales of felzartamab in the greater China region in the mid-single digit to low-double digit percentages.
Additionally, we assumed regulatory and sales milestone obligations under a pre-existing agreement between TJ Bio and MorphoSys and may pay MorphoSys tiered royalties on potential net sales of felzartamab in the greater China region.

Table of Content
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 8 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our 2025 Form 10-K.
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
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL, follicular lymphoma and lupus nephritis; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group.
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; and FLIXABI, an infliximab biosimilar referencing REMICADE.
For additional information on our collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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

Table of Content
Our products and revenue streams continue to face increasing competition in many markets from the introduction of new originator therapies, generics, biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products has significantly reduced, and in the future may significantly reduce, both the price that we are able to charge for our products and the volume of products we sell, which can negatively impact our revenue. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
Sales of our products depend, to a significant extent, on the availability and extent of adequate coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. When a new pharmaceutical product is approved, the availability of government and private reimbursement for that product may be uncertain, as is the pricing and the amount for which that product will be reimbursed.
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
Additionally, our ability to set the price for our products varies significantly from country to country and, as a result, so can the price or reimbursement of our products. Governments may use a variety of cost-containment measures to control the cost of medicines, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price).
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
For a detailed discussion on our business environment, please read Item 1. Business, in our 2025 Form 10-K. For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors included in this report.
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and the E.U. and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline. In November 2025 the Technical Boards of Appeal of the European Patent Office revoked our EP 2 653 873 patent related to TECFIDERA, after which we stopped enforcing this patent and its national counterparts.
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
BUSINESS UPDATE REGARDING MACROECONOMIC CONDITIONS AND OTHER POTENTIAL DISRUPTIONS
Significant portions of our business are conducted in Europe, Asia and other international geographies. Factors such as global health outbreaks, adverse weather events, geopolitical events or conflicts, tariffs, inflation, labor or raw

Table of Content
material shortages and other supply chain disruptions could result in product shortages or other difficulties and delays or increased costs in manufacturing or distributing our products.
Economic conditions remain uncertain as markets continue to be impacted in part by continued inflationary pressures, higher interest rates, extreme weather events, global supply chain uncertainties and risks associated with geopolitical conflicts. Global supply chain disruptions, such as strikes, work stoppages, port congestion, port closures, trade restrictions, capacity constraints and other logistical problems, may affect our ability to do business.
INTERNATIONAL TRADE
Global conflicts or disputes and interruptions in international relationships, including tariffs, trade protection measures, economic embargoes, import or export licensing requirements and the imposition of trade sanctions or similar restrictions, may affect our ability to do business and the costs that we incur in providing products to our patients.
In 2025 the U.S. imposed a series of tariffs on imports from nearly all countries, including tariffs pursuant to the IEEPA subject to certain exemptions. Trade-related tensions between the U.S. and China have also led to a series of tariffs and sanctions being imposed by the U.S. on imports from China and retaliatory tariffs imposed by China on U.S. imports, subject as well to exemptions.
Furthermore, in 2025, the U.S. reached a series of Framework Agreements with some countries and trading blocs including the E.U., Switzerland, the U.K., Japan and South Korea, carving U.S. tariff rates for certain import categories between 10.0% and 15.0%.
In February 2026 the U.S. Supreme Court issued a ruling striking down tariffs previously imposed under the IEEPA. The ultimate availability, timing and amount of any potential refunds of such tariffs remain highly uncertain and could be subject to further legal, regulatory and administrative developments. The amount of IEEPA tariff refunds, if any, that we ultimately recover may differ from the full amount we previously paid. Furthermore, any potential refunds or recoveries may be offset by refunds due to customers for payments made in connection with the IEEPA tariffs. As of this filing date, we have not recorded a receivable for any refund of IEEPA tariffs.
Following the Supreme Court's decision, the U.S. Administration announced its intention to impose other tariffs under different authorities and introduced new tariffs on imports from nearly all countries, imposing a 10.0% baseline tariff in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended, and the impacts of such actions on our business.
The U.S. Secretary of Commerce previously initiated an investigation to determine the effects on the national security of imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials and derivative products of those items, under Section 232 of the Trade Expansion Act of 1962. In April 2026 after the investigation concluded, the U.S. Administration issued a Proclamation imposing a 100% tariff on imports of patented pharmaceuticals, biologics and associated ingredients, subject to certain exemptions and reduced rates. The Proclamation tariffs are effective on September 29, 2026.
There is a high degree of uncertainty concerning what future steps countries and economic blocs will take in response to changes in global trade rules and economics.
We have a significant manufacturing presence in the U.S. While our portfolio is evolving, approximately three quarters of our 2025 U.S. product revenue was attributable to products that were largely manufactured in the U.S. However, we, and the biopharmaceutical industry, do utilize partners and production facilities located outside the U.S. for certain raw materials, ingredients, processes and components for our products and their delivery technologies. Engaging alternative suppliers may involve seeking additional regulatory approvals and incurring additional costs and risks associated with new suppliers. This may be costly in terms of time and resources needed or result in delays.
Key products that are currently manufactured primarily outside the U.S. are TECFIDERA, VUMERITY and LEQEMBI. In 2024 we initiated a technology transfer process to enable us to manufacture LEQEMBI in the U.S., which was approved in January 2026.
Although certain starting materials for SKYCLARYS rely on a single supplier based in China, the manufacturing process, including active pharmaceutical ingredients and drug substance, is primarily conducted in the U.S.
We are working to mitigate potential exposure from tariffs across our network, and as of the date of this filing, we do not expect the tariffs currently applicable to our business to result in a material adverse effect on our operations in

Table of Content
2026. This is based on existing tariffs in place or potential tariffs as previously announced by the U.S. Administration, our manufacturing footprint and our inventory levels and market positioning. Should additional tariffs be enacted, our business could be impacted in the future and our results and operations could differ materially from our current expectations. We will continue to monitor the current and future global tariff landscape as it evolves.
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
We are closely monitoring ongoing geopolitical tensions in the Middle East, including the recent conflict involving the U.S., Israel and Iran, and the related regional instability. The ongoing geopolitical conflicts in the region could lead to significant disruption of fuel and energy supplies and increases in global fuel prices, which could heighten inflationary pressures, disrupt global supply chains and adversely impact the availability and pricing of raw materials. For example, our primary shipping method for resources and finished goods is through air freight. We will continue to evaluate and take actions to mitigate any potential impacts on our business, results of operations and financial condition. Although the long-term effects remain uncertain, this geopolitical conflict did not have any material effects on our results of operations for the three months ended March 31, 2026.
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and other global geopolitical developments and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the three months ended March 31, 2026 and 2025. Additionally, revenue generated from sales in the broader Middle East region represents less than 3.0% of total revenue for the three months ended March 31, 2026 and 2025.
FACTORS AFFECTING PHARMACEUTICAL PRICING AND OTHER DEVELOPMENTS
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of March 31, 2026 and December 31, 2025. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We continue to assess its potential impact on our business and results of operations as further information becomes available.
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
The IRA's drug pricing controls and Medicare Part D redesign had an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. The IRA Medicare Part D redesign had a modest net unfavorable impact to our full-year 2025 revenue of approximately $90.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a quarter of which was associated with SKYCLARYS.

Table of Content
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA, as discussed below. The full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.
Additionally, in May 2025 the U.S. government issued an executive order aiming to establish an MFN drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other developed countries. If HHS sets MFN pricing targets for prescription drugs, including the use of international reference pricing to set drug prices in the U.S., it could result in reduced prices and reimbursement for certain of our products in the U.S. We continue to evaluate the potential impact of this executive order. This executive order and any additional legislation, regulations or initiatives related to drug pricing, such as the CMS-proposed MFN initiatives, the Global Benchmark for Efficient Drug Pricing for certain Medicare Part B drugs and the Guarding U.S. Medicare Against Rising Drug Costs for certain Medicare Part D drugs, could create additional uncertainty around the timing and prioritization around worldwide commercial efforts and adversely impact our business and results of operations.
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

Table of Content
FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, reflects the following:

TOTAL REVENUE
Increased
$46.8 million or 1.9%

DILUTED EARNINGS PER SHARE
Increased
$0.51 or 31.1%

PRODUCT REVENUE, NET
Increased
$25.8 million or 1.5%

•MS revenue increased $4.5 million, or 0.5%
•Rare disease revenue decreased $6.1 million, or 1.1%
•The increase in MS product revenue was primarily due to an increase in global TYSABRI and VUMERITY revenue driven by favorable pricing and channel dynamics as well as the favorable impact of foreign currency exchange, partially offset by a decrease in global demand of TECFIDERA, particularly in Europe, driven by generic competition.
•The decrease in rare disease product revenue was primarily due to unfavorable inventory dynamics resulting from the timing of shipments for SPINRAZA in certain international markets, partially offset by revenue growth from our new product launches, including SKYCLARYS and QALSODY.
•ZURZUVAE revenue of $55.4 million in the first quarter of 2026 was driven by the continued launch in the U.S.

TOTAL COST AND EXPENSE
Decreased
$19.7 million or 0.9%

•Cost of sales increased $31.7 million, or 5.0%
•R&D expense increased $104.9 million, or 24.2%
•SG&A expense increased $34.8 million, or 6.1%
•Acquired IPR&D, upfront and milestone expense decreased $166.7 million, or 83.1%
•The increase in cost of sales was primarily due to higher period costs.
•The increase in R&D expense was primarily due to approximately $56.8 million of step-up amortization related to SKYCLARYS inventory and higher spend on clinical trials, including felzartamab and litifilimab.
•The increase in SG&A expense was primarily due to an increase in operational spending on sales and marketing activities in support of our U.S. and international product launches.
•The decrease in acquired IPR&D, upfront and milestone expense was due to higher upfront and milestone payments in the first quarter of 2025 of $200.7 million, compared to $34.0 million in the first quarter of 2026.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash, cash equivalents and marketable securities totaled approximately $4.7 billion as of March 31, 2026, compared to approximately $4.2 billion as of December 31, 2025.
•We generated approximately $645.5 million of net cash flow from operations for the three months ended March 31, 2026, compared to approximately $259.3 million in the prior year comparative period.

Table of Content
RECENT DEVELOPMENTS
ACQUISITIONS
APELLIS PHARMACEUTICALS, INC.
In March 2026 we entered into an agreement to acquire all of the issued and outstanding shares of Apellis Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs. As a result of this proposed acquisition we would acquire two FDA-approved products from Apellis: SYFOVRE (pegcetacoplan injection) for the treatment of GA, an immune-mediated retinal disease; and EMPAVELI (pegcetacoplan) for the treatment of PNH, a rare blood disorder, and C3G and primary IC-MPGN in rare immune-mediated kidney diseases. The addition of Apellis is expected to enhance our short- and long-term revenue growth profile by adding two commercialized differentiated immunology and rare disease medicines to our growth portfolio.
Under the terms of the proposed acquisition, we would pay Apellis shareholders $41.00 per share in cash, representing an expected total transaction value of approximately $5.6 billion, and one contractual, non-transferable contingent value right per share representing the right to receive contingent cash payments of up to an aggregate of $4.00 in cash, subject to the achievement of specified annual global net sales thresholds for SYFOVRE.
We plan to fund the proposed acquisition of Apellis through approximately $3.6 billion of available cash and marketable securities on hand, supplemented by approximately $2.0 billion in bank loans. We expect this transaction to be accounted for as a business combination.
COLLABORATIVE AND OTHER RELATIONSHIPS
TJ BIOPHARMA CO., LTD.
In April 2026 we entered into a definitive agreement with TJ Biopharma Co., Ltd. to acquire TJ Bio's exclusive rights to felzartamab in the greater China region. With this agreement, we will own exclusive worldwide rights to felzartamab.
Under the terms of this agreement we made an upfront payment of $100.0 million to TJ Bio, which will be recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income during the second quarter of 2026.
TJ Bio will also be eligible to receive potential commercial and sales milestone payments of up to $20.0 million and $730.0 million, respectively, if all specified milestones set forth in this collaboration are achieved. In addition, we may pay TJ Bio tiered royalties on potential net sales of felzartamab in the greater China region in the mid-single digit to low-double digit percentages.
Additionally, we assumed regulatory and sales milestone obligations under a pre-existing agreement between TJ Bio and MorphoSys and may pay MorphoSys tiered royalties on potential net sales of felzartamab in the greater China region.
ALTEOGEN INC.
In March 2026 we entered into an exclusive license agreement with Alteogen Inc. to enable the development of a subcutaneous formulation of felzartamab using Alteogen's ALT-B4 hyaluronidase technology.
In connection with the closing of this transaction we accrued an upfront payment of $20.0 million to Alteogen, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three months ended March 31, 2026, which was subsequently paid in April 2026.
Alteogen will also be eligible to receive a $10.0 million option payment if a second program is selected for development, and potential development, regulatory and commercial milestone payments of up to $39.0 million, $80.0 million and $430.0 million respectively, if all specified milestones set forth in this collaboration for both programs are achieved. In addition, we may pay Alteogen tiered royalties on potential net sales of any combination products under this collaboration in the mid-single digit percentages.

Table of Content
ALLOY THERAPEUTICS, INC.
In March 2026 we entered into a collaboration and license agreement with Alloy Therapeutics Inc. for the use of Alloy’s novel and proprietary AntiClastic ASO Platform. Through this collaboration, we will apply the platform to advance antisense therapeutics against multiple targets.
In connection with the closing of this transaction we accrued an upfront payment of $12.0 million to Alloy, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three months ended March 31, 2026. We expect this upfront milestone to be paid during the second quarter of 2026.
Alloy will also be eligible to receive potential milestone payments and tiered royalties on any products resulting from the collaboration.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. during 2026 consisted of the following:
•In March 2026 we and our collaboration partner Eisai announced new real-world findings from an analysis of long-term treatment persistence and baseline characteristics among people receiving IV lecanemab. The findings showed that most patients continue with ongoing maintenance therapy after the initial 18 months of treatment.
•In January 2026 the FDA accepted for review the supplemental BLA for LEQEMBI subcutaneous autoinjector, LEQEMBI IQLIK, for a weekly starting dose, with a PDUFA action date of May 24, 2026.
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets during 2026 consisted of the following:
•In February 2026 the BLA for LEQEMBI subcutaneous autoinjector was designated for Priority Review by the NMPA in China.
OTHER KEY DEVELOPMENTS
LITIFILIMAB
•In March 2026 we announced positive results from the Phase 2 part of the AMETHYST Phase 2/3 study (Part A) of litifilimab in people living with CLE. The Phase 2 part of the AMETHYST study met its primary endpoint of reduction of disease activity in people living with CLE at Week 16, with more litifilimab participants achieving clear/almost clear skin. If approved, litifilimab could be the first targeted therapy for this disease.
•In January 2026 the FDA granted Breakthrough Therapy designation for litifilimab for the treatment of CLE.
SALANERSEN (BIIB115)
•In March 2026 we presented additional results from the Phase 1b study of salanersen, an ASO given once a year for the treatment of SMA. The data showed support for the safety and effectiveness of salanersen over one year of treatment in children with SMA who had the potential for improvement due to suboptimal clinical status with prior gene therapy.
SPINRAZA (nusinersen)
•In March 2026 the FDA approved the high dose regimen of SPINRAZA, which is comprised of 50 mg/5 mL and 28mg/5 mL doses for the treatment of SMA.
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

Table of Content
RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2026		2025		$ Change	% Change
Product revenue, net:
United States	$839.2	33.9%	$753.8	31.0%	$85.4	11.3%
Rest of world	913.1	36.8	972.7	40.0	(59.6)	(6.1)
Total product revenue, net	1,752.3	70.7	1,726.5	71.0	25.8	1.5
Revenue from anti-CD20 therapeutic programs	419.1	16.9	378.2	15.5	40.9	10.8
Alzheimer's collaboration revenue(1)	59.5	2.4	33.0	1.4	26.5	80.3
Contract manufacturing, royalty and other revenue	246.9	10.0	293.3	12.1	(46.4)	(15.8)
Total revenue	$2,477.8	100.0%	$2,431.0	100.0%	$46.8	1.9%

(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended March 31,
	2026				2025
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$559.4	$398.1	$957.5	54.6%	$490.4	$462.6	$953.0	55.2%	$4.5	0.5%
Rare Disease	224.5	332.7	557.2	31.8	231.0	332.3	563.3	32.6	(6.1)	(1.1)
Biosimilars	—	182.2	182.2	10.4	4.3	176.5	180.8	10.5	1.4	0.8
Other(1)	55.3	0.1	55.4	3.2	28.1	1.3	29.4	1.7	26.0	88.4
Total product revenue, net	$839.2	$913.1	$1,752.3	100.0%	$753.8	$972.7	$1,726.5	100.0%	$25.8	1.5%

(1) Other includes ZURZUVAE, FUMADERM and ADUHELM.

Table of Content

MULTIPLE SCLEROSIS
•Global TYSABRI revenue increased $60.0 million, from $381.5 million in 2025 to $441.5 million in 2026, or 15.7%, primarily due to favorable channel dynamics, a favorable pricing change in estimates in the U.S., an increase in rest of world demand driven by the subcutaneous offering and the favorable impact of foreign currency exchange. The increase was partially offset by a decrease in U.S. demand driven by increased competition.
•Global VUMERITY revenue increased $40.2 million, from $138.8 million in 2025 to $179.0 million in 2026, or 29.0%, primarily due to favorable pricing and channel dynamics in the U.S., an increase in rest of world demand and the favorable impact of foreign currency exchange.
•Global TECFIDERA revenue decreased $96.6 million, from $206.1 million in 2025 to $109.5 million in 2026, or 46.9%, driven by a decrease in global demand, particularly in Europe, as a result of multiple TECFIDERA generic entrants.
•Global Interferon revenue increased $1.2 million, from $226.3 million in 2025 to $227.5 million in 2026, or 0.5%, driven by an increase in pricing in the U.S. and the favorable impact of foreign currency exchange, offset by a decrease in demand as patients transition to higher efficacy therapies.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI.
In 2026 we expect total MS revenue will decline as a result of increasing competition for many of our MS products in both the U.S. and rest of world markets. We expect TECFIDERA revenue will be adversely impacted by accelerating generic competition in certain markets in the E.U. Additionally, a biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect the future sales of TYSABRI will continue to be adversely affected by the entrance of this biosimilar. We expect the decline to be partially offset by continued increasing demand for VUMERITY.

Table of Content

RARE DISEASE

For the Three Months Ended
March 31, 2026 and 2025
(In millions)
$557.2
$78.9
$22.0
$231.8
$71.8
$10.5
$142.2
$563.3
$54.8
$8.0
$269.5
$69.1
$7.5
$154.4
Q1 '26
Q1 '25
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of World
QALSODY - Rest of World
SKYCLARYS - Rest of World

•U.S. SPINRAZA revenue decreased $12.2 million, from $154.4 million in 2025 to $142.2 million in 2026, or 7.9%, primarily due to lower demand and unfavorable inventory dynamics.
•Rest of world SPINRAZA revenue decreased $37.7 million, from $269.5 million in 2025 to $231.8 million in 2026, or 14.0%, primarily due to unfavorable inventory dynamics driven by the timing of shipments in certain international markets compared to the first quarter of 2025. The decrease was also driven by a one-time VAT refund received during the first quarter of 2025 of approximately $18.1 million, partially offset by the favorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $26.8 million, from $123.9 million in 2025 to $150.7 million in 2026, or 21.6%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe and certain other international markets, partially offset by unfavorable inventory dynamics in the U.S.
•Global QALSODY revenue increased $17.0 million, from $15.5 million in 2025 to $32.5 million in 2026, or 109.7%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

Rare disease revenue includes sales from SPINRAZA, QALSODY and SKYCLARYS.
In 2026 we expect growth in rare disease revenue due to the continued launch of SKYCLARYS in Europe and other international markets as well as the continued launch of QALSODY in Europe. We anticipate global SPINRAZA revenue growth to be relatively flat in 2026.

Table of Content

BIOSIMILARS
•For the three months ended March 31, 2026, compared to the same period of 2025, the increase in biosimilar revenue was primarily due to the favorable impact of foreign currency exchange, offset by a decrease in sales volumes.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ.

OTHER PRODUCT REVENUE
ZURZUVAE
Global ZURZUVAE revenue increased $27.7 million, from $27.7 million in 2025 to $55.4 million in 2026, or 100.0%, primarily due to higher demand resulting from an increase in total patients in the U.S. We anticipate growth in U.S. ZURZUVAE revenue as we expect total patients to continue to increase in 2026.

Table of Content
REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Our share of RITUXAN, including RITUXAN HYCELA, GAZYVA and LUNSUMIO collaboration operating profits in the U.S., royalty revenue on sales of OCREVUS and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2026	2025
Royalty revenue on sales of OCREVUS	$317.2	$288.8
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	94.7	83.7
Other revenue from anti-CD20 therapeutic programs	7.2	5.7
Total revenue from anti-CD20 therapeutic programs	$419.1	$378.2
ROYALTY REVENUE ON SALES OF OCREVUS
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in royalty revenue on sales of OCREVUS was primarily due to sales growth of OCREVUS in the U.S.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO was primarily due to increases in sales volumes.
OTHER REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Other revenue from anti-CD20 therapeutic programs consists of our share of pre-tax co-promotion profits from RITUXAN in Canada, royalty revenue on sales of LUNSUMIO outside the U.S. and royalty revenue on net sales of COLUMVI in the U.S.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenue from anti-CD20 therapeutic programs, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
ALZHEIMER'S COLLABORATION REVENUE
Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal. We began recognizing Alzheimer's collaboration revenue upon the accelerated approval of LEQEMBI in the U.S. during the first quarter of 2023.
For the three months ended March 31, 2026 and 2025, we recognized Alzheimer's collaboration revenue of approximately $59.5 million and $33.0 million, respectively. The increase was primarily due to higher sales volumes driven by the continued launch of LEQEMBI in the U.S. and international markets.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Contract manufacturing revenue	$237.2	$282.3
Royalty and other revenue	9.7	11.0
Total contract manufacturing, royalty and other revenue	$246.9	$293.3

Table of Content
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
For the three months ended March 31, 2026, compared to the same period in 2025, the decrease in contract manufacturing revenue was primarily driven by lower volumes due to the timing of batch production.
ROYALTY AND OTHER REVENUE
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and royalties we receive from net sales on products related to patents that we have out-licensed.
For additional information on our license arrangements with Samsung Bioepis and our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
RESERVES FOR DISCOUNTS AND ALLOWANCES
Revenue from product sales is recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
The IRA's drug pricing controls and Medicare Part D redesign had an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. The IRA Medicare Part D redesign had a modest net unfavorable impact to our full-year 2025 revenue of approximately $90.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a quarter of which was associated with SKYCLARYS.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA. The full extent of the IRA's impacts on our sales and, in turn, our business, remains uncertain.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Contractual adjustments	$655.3	$658.3
Discounts	214.8	187.1
Returns	17.7	9.5
Total discounts and allowances	$887.8	$854.9
For the three months ended March 31, 2026 and 2025, reserves for discounts and allowances as a percentage of gross product revenue was 33.3% and 33.1%, respectively.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2026, compared to the same period in 2025, contractual adjustments remained flat, reflecting lower Medicaid rebates, co-pay assistance and managed care rebates in the U.S., offset by higher government rebates in rest of world and higher Medicare manufacturer reserves and 340B discounts in the U.S.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in discounts was primarily driven by higher purchase discounts in rest of world and higher volume discounts in the U.S.

Table of Content
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
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in returns was primarily driven by higher returns in the U.S.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

Table of Content
COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2026	2025	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$661.0	$629.3	$31.7	5.0%
Research and development	539.0	434.1	104.9	24.2
Acquired in-process research and development, upfront and milestone expense	34.0	200.7	(166.7)	(83.1)
Selling, general and administrative	607.3	572.5	34.8	6.1
Amortization and impairment of acquired intangible assets	136.5	111.8	24.7	22.1
Collaboration profit sharing/(loss reimbursement)	74.2	58.1	16.1	27.7
(Gain) loss on fair value remeasurement of contingent consideration	20.5	9.6	10.9	113.5
Restructuring charges	7.9	35.3	(27.4)	(77.6)
Other (income) expense, net	19.7	68.4	(48.7)	(71.2)
Total cost and expense	$2,100.1	$2,119.8	$(19.7)	(0.9)%

Table of Content
COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended March 31,
(In millions)	2026	2025
Product	$478.7	$462.2
Royalty	182.3	167.1
Total cost of sales	$661.0	$629.3
PRODUCT COST OF SALES
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in product cost of sales was primarily due to higher period costs.
Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to lower margins associated with this business.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS. This fair value step-up adjustment is being amortized to cost of sales as the inventory is sold. We expect this amount to be fully amortized by the end of 2028. For the three months ended March 31, 2026 and 2025, amortization from the fair value step-up adjustment was approximately $50.8 million and $51.4 million, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
ROYALTY COST OF SALES
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in royalty cost of sales was primarily due to higher royalties payable associated with higher sales of TYSABRI.

Table of Content
RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 21.8% and 17.9% for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in research and development was primarily driven by approximately $56.8 million of step-up amortization related to SKYCLARYS inventory and higher spend on clinical trials, including felzartamab and litifilimab. Clinical trial spend related to litifilimab during the first quarter of 2026 and 2025 was offset by $25.0 million and $50.0 million, respectively, in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
Q1 2026 vs. Q1 2025
The decrease in early stage program expense was driven by a decrease in costs associated with:
•advancement of felzartamab for IgAN and PMN to late stage.
The decrease was partially offset by an increase in costs associated with:
•development of salanersen for the treatment of SMA.
LATE STAGE PROGRAMS
Q1 2026 vs. Q1 2025
The increase in late stage program expense was driven by an increase in costs associated with:
•the development of felzartamab for AMR, IgAN and PMN; and
•development of litifilimab for the treatment of CLE and SLE, offset by Royalty Pharma funding received during the first quarter of 2026 and 2025 of $25.0 million and $50.0 million, respectively.
MARKETED PROGRAMS
Q1 2026 vs. Q1 2025
The increase in marketed program expense was driven by an increase in costs associated with:
•$56.8 million of step-up amortization related to SKYCLARYS inventory; and
•increased spend on LEQEMBI for the treatment of Alzheimer's disease.

Table of Content
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
We expect our core research and development expense to increase in 2026, primarily due to investments in our late-stage programs and the reduction of research and development funding received from Royalty Pharma. We intend to continue committing significant resources to targeted research and development opportunities while continuing to invest in our pipeline, where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT, UPFRONT AND MILESTONE EXPENSE
Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with collaboration and license agreements such as upfront and milestone payments and, when applicable, premiums on equity securities and asset acquisitions of acquired in-process research and development.
For the three months ended March 31, 2026 and 2025, acquired in-process research and development, upfront and milestone expense totaled approximately $34.0 million and $200.7 million, respectively. The decrease was driven by higher upfront and milestone payments in the first quarter of 2025 compared to 2026.
For the three months ended March 31, 2026, acquired in-process research and development, upfront and milestone expense primarily consists of the following activity:
•Upfront payment of $20.0 million to Alteogen accrued in connection with the closing of our collaboration and license agreement; and
•Upfront payment of $12.0 million to Alloy accrued in connection with the closing of our collaboration and license agreement.
For the three months ended March 31, 2025, acquired in-process research and development, upfront and milestone expense primarily consists of the following activity:
•Upfront payment of $165.0 million made to Stoke in connection with the closing of our collaboration and license agreement; and
•Milestone payment of $35.0 million to MorphoSys accrued in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR.
For additional information on our collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
SELLING, GENERAL AND ADMINISTRATIVE
For the three months ended March 31, 2026, compared to the same period in 2025, selling, general and administrative expense increased by approximately 6.1% primarily due to an increase in operational spending on sales and marketing activities in support of our U.S. and international product launches.
We expect selling, general and administrative expense for 2026 to remain relatively flat when compared to 2025. We anticipate increased spend related to our continued investment in product launches and pre-launch activities, offset by reduced spending for our mature products.

Table of Content
AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to TYSABRI, AVONEX, SPINRAZA, VUMERITY and SKYCLARYS.
For the three months ended March 31, 2026 and 2025, amortization and impairment of acquired intangible assets totaled $136.5 million and $111.8 million, respectively. The increase was primarily due to amortization for the acquired intangible assets associated with SKYCLARYS and TYSABRI.
For the three months ended March 31, 2026 and 2025, we had no impairment charges.
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
For the three months ended March 31, 2026 and 2025, we recognized net profit-sharing expense of approximately $57.2 million and $48.0 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
For the three months ended March 31, 2026 and 2025, we recognized net profit-sharing expense of approximately $17.0 million and $10.1 million, respectively, to reflect Supernus' 50.0% share of the net collaboration results in the U.S.
For additional information on our collaboration and license arrangements with Samsung Bioepis and Supernus, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
For the three months ended March 31, 2026, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probabilities of success and expected timing of the achievement of certain remaining developmental milestones.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
RESTRUCTURING CHARGES
2023 FIT FOR GROWTH RESTRUCTURING PROGRAM
In 2023 we initiated cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program generated approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which has been reinvested in various initiatives. The Fit for Growth program included net headcount reductions of approximately 1,400 employees and we incurred total restructuring charges of approximately $320.0 million, by the end of 2025.
For the three months ended March 31, 2025, we recorded approximately $35.3 million in restructuring charges related to severance costs from our Fit for Growth program within restructuring charges in our condensed consolidated statements of income.
For additional information on our cost saving initiatives, please read Note 4, Restructuring, to our consolidated financial statements included in our 2025 Form 10-K.

Table of Content
OTHER (INCOME) EXPENSE, NET
For the three months ended March 31, 2026, compared to the same period in 2025, the change in other (income) expense, net primarily reflects higher losses on our equity investments in 2025.
INTEREST INCOME AND EXPENSE
For the three months ended March 31, 2026, net interest expense was approximately $29.7 million, compared to $36.1 million in the prior year comparative period. The change was primarily due to higher interest income driven by higher cash balances in 2026.
We anticipate higher net interest expense in 2026, compared to 2025, due to lower interest income driven by lower cash balances and higher interest expense resulting from additional financing related to our proposed acquisition of Apellis.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended March 31, 2026, net unrealized and realized gains on our holdings in equity securities were approximately $19.1 million and $3.2 million, respectively, compared to net unrealized losses and realized gains of approximately $41.0 million and $5.4 million, respectively, in the prior year comparative period.
•The net unrealized gains recognized during the three months ended March 31, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $19.2 million.
•The net unrealized losses recognized during the three months ended March 31, 2025, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $48.5 million, partially offset by an increase in the fair value of Sage common stock of approximately $15.7 million, which was later disposed of during the third quarter of 2025.
INCOME TAX PROVISION

	For the Three Months Ended March 31,
(In millions, except percentages)	2026	2025
Income before income tax (benefit) expense	$377.7	$311.2
Income tax (benefit) expense	58.2	70.7
Effective tax rate	15.4%	22.7%
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
For the three months ended March 31, 2026 and 2025, our effective tax rate was 15.4% and 22.7%, respectively. The decrease in our effective tax rate was partially driven by favorable impacts of a current year settlement of a foreign tax audit and the vesting of certain share based awards, partially offset by the higher rate of tax on NCTI due to the OBBBA enactment.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the three months ended March 31, 2026 and 2025, reflects currently enacted legislation and guidance related to the OECD model rules, including the Pillar Two side-by-side package announced by the OECD in January 2026. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of March 31, 2026 and December 31, 2025. At this stage, we do not believe the side-by-side package impacts our financial results as of March 31, 2026 and December 31, 2025.
For additional information on our income taxes, please read Note 17, Income Taxes, to our consolidated financial statements included in our 2025 Form 10-K.

Table of Content
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2026	As of December 31, 2025	$ Change	% Change
Financial assets:
Cash and cash equivalents	$3,382.7	$3,008.5	$374.2	12.4%
Marketable securities — current	900.0	807.2	92.8	11.5
Marketable securities — non-current	465.6	431.9	33.7	7.8
Total cash, cash equivalents and marketable securities	$4,748.3	$4,247.6	$500.7	11.8%
Borrowings:
Notes payable	$6,288.5	$6,286.8	$1.7	—%
Total borrowings	$6,288.5	$6,286.8	$1.7	—%
Working capital:
Current assets	$9,190.4	$8,974.1	$216.3	2.4%
Current liabilities	(2,998.9)	(3,349.4)	350.5	(10.5)
Total working capital	$6,191.5	$5,624.7	$566.8	10.1%
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
In March 2026 we entered into an agreement to acquire all of the issued and outstanding shares of Apellis for $5.6 billion, which we plan to fund through approximately $3.6 billion of available cash and marketable securities on hand, supplemented by approximately $2.0 billion in bank loans. Additionally, in April 2026 we entered into a definitive agreement with TJ Bio to acquire TJ Bio's exclusive rights to felzartamab in the greater China region and made an upfront payment of $100.0 million during the second quarter of 2026.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $6.2 billion and $5.6 billion as of March 31, 2026 and December 31, 2025, respectively. The change in working capital reflects an increase in total current assets of approximately $216.3 million and a decrease in total current liabilities of approximately $350.5 million. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$467.0 million increase in cash, cash equivalents and current marketable securities; and
•$219.1 million decrease in inventory primarily due to timing of production.

Table of Content
CURRENT LIABILITIES
•$255.8 million decrease in accrued expense and other primarily due to the timing of our annual incentive compensation payment.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of March 31, 2026, we had cash, cash equivalents and marketable securities totaling approximately $4.7 billion compared to approximately $4.2 billion as of December 31, 2025. The increase in the balance was primarily due to cash flows from operations, which includes $25.0 million of research and development funding received from Royalty Pharma, partially offset by the $35.0 million payment made to the former shareholders of Alcyone upon FDA approval of a supplemental application in January 2026, capital expenditures and payments related to the issuance of stock for share-based compensation arrangements.
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
For additional information on our collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
CASH FLOW
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2026	2025	% Change
Net cash flow provided by (used in) operating activities	$645.5	$259.3	148.9%
Net cash flow provided by (used in) investing activities	(209.5)	(47.3)	342.9
Net cash flow provided by (used in) financing activities	(43.8)	(23.0)	90.4
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
For the three months ended March 31, 2026, compared to the same period in 2025, the increase in net cash flow provided by operating activities was primarily due to a higher net income in 2026. Net income in 2025 included the $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement and higher losses on our equity investments.
INVESTING ACTIVITIES
For the three months ended March 31, 2026, compared to the same period in 2025, the change in net cash flow in investing activities was primarily due to higher net purchases of marketable securities in 2026.
FINANCING ACTIVITIES
For the three months ended March 31, 2026, compared to the same period in 2025, the change in net cash flow in financing activities was primarily due to higher payments related to the issuance of stock for share-based compensation arrangements in 2026.

Table of Content
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2055. As of March 31, 2026, our outstanding balance related to long-term debt was $6.3 billion, net of discounts and debt offering costs.
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2026 and December 31, 2025, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2025 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three months ended March 31, 2026 and 2025. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2026.
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
In addition, certain of our collaboration and licensing arrangements include royalty payment obligations. For additional information on our royalty payments please read, Note 22, Commitments and Contingencies, to our consolidated financial statements included in our 2025 Form 10-K.
There have been no material changes in our contractual obligations, including those related to our other lease agreements, since December 31, 2025.
CONTINGENT CONSIDERATION RELATED TO BUSINESS COMBINATIONS
In connection with our acquisition of HI-Bio in July 2024 we may make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration obligations associated with this acquisition at its fair value on the acquisition date and we revalue this obligation each reporting period. We may pay up to approximately $350.0 million in remaining milestones related to this acquisition.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of March 31, 2026, we could make potential future milestone payments to third parties of up to approximately $6.6 billion, including approximately $0.9 billion in development milestones, approximately $0.8 billion in regulatory milestones and approximately $4.9 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements

Table of Content
generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of March 31, 2026, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain research milestones are met, we may pay up to approximately $65.5 million in additional milestones in 2026 under our current agreements, excluding opt-in payments.
OTHER FUNDING COMMITMENTS
As of March 31, 2026, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $39.3 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of March 31, 2026. We have approximately $504.7 million in cancellable future commitments based on existing CRO contracts as of March 31, 2026.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2026, we have approximately $153.1 million of liabilities associated with uncertain tax positions.
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
There have been no material changes to our critical accounting estimates since our 2025 Form 10-K. For a discussion of our other critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.
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
FOREIGN CURRENCY EXCHANGE RISK
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, our consolidated financial position, results of operations and cash flow can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc and the Polish zloty.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of March 31, 2026, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2026 and December 31, 2025, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $254.1 million and $278.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and the actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of March 31, 2026 and December 31, 2025.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of March 31, 2026, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Any failure in the execution of a transaction, in the integration of an acquired asset or business or in achieving expected synergies could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations. For example, we recently announced that we have entered into a definitive agreement to acquire Apellis. Our ability to realize the anticipated benefits of the potential acquisition depends on, among other things, our ability to complete the transaction in a timely manner or at all, and how efficiently and effectively we are able to integrate Apellis’ operations into ours and to commercialize EMPAVELI and SYFOVRE.
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
We are increasingly dependent upon information systems and data to operate our business. Changes in how we operate have caused us to modify our business practices in ways that heighten this dependence, including changing the requirement that most of our office-based employees in the U.S. and our other key markets work from the office, with many of our employees now working in hybrid or full-remote positions. As a result, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our information systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Breakdowns, invasions, corruptions, destructions and/or breaches, which may include impacts such as, but not limited to, compromising the capacity, reliability or security of our information systems or those of our business partners, including our cloud technologies, and/or unauthorized access to our data and information could subject us to significant liability, negatively impact our business operations, and/or require replacement of technology and/or sizeable ransom payments. Our information systems, including our cloud technologies, continue to increase in multitude and complexity, increasing our vulnerability when breakdowns, malicious intrusions and random attacks occur. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
Cybersecurity threats and incidents are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, particularly when they impact vendors, customers or suppliers, and other companies in our supply chain. Cybersecurity threats and incidents are often carried out by motivated, well-resourced, skilled and persistent threat actors, including nation states, organized crime groups, “hacktivists” and may include or target employees or contractors acting with careless or malicious intent. Recent developments in the threat landscape include use of adversarial AI techniques, including generative AI models and machine learning, as well as an increased number of cyber extortion attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. AI technologies, including generative AI models and machine learning, develop rapidly and threat actors use them to identify currently unknown vulnerabilities and create new sophisticated attack methods that are increasingly automated, targeted, coordinated and more difficult to defend against. This may necessitate ongoing enhancements to our cybersecurity systems and infrastructure. Geopolitical instability may increase the risk of cybersecurity threats. Cybersecurity threats or incidents may include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information systems and data. Cybersecurity threats and incidents also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, integration related to the pending acquisition of Apellis, the underperformance or discontinuation of one or more marketed, preclinical or clinical programs, recruitment by competitors or changes in the overall labor market. Changes in our organizational structure or in our flexible working arrangements could also impact productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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

We are increasing our presence in international markets, subjecting us to many risks that could adversely affect our business and revenue.There is no guarantee that our efforts and strategies to expand sales in international markets will succeed. Emerging market countries may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability and may have a higher incidence of corruption and fraudulent business practices. Certain countries may require local clinical trial data as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. We may also be required to increase our reliance on third-party agents or distributors and unfamiliar operations and arrangements previously utilized by companies we collaborate with or acquire in emerging markets.
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
The enactment and interpretation of some or all of the recommendations set forth or that may be forthcoming in the OECD’s project on “Base Erosion and Profit Shifting” by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Many countries have or are in the process of enacting legislation intended to implement the OECD GloBE Model Rules. The impact on the Company will depend on the timing of implementation, the exact nature of each country's GloBE legislation, guidance and regulations (including the Pillar Two side-by-side package announced by the OECD in January 2026) thereon and their application by tax authorities either prospectively or retrospectively.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the first quarter of 2026:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$2,050.0
February 1, 2026 - February 28, 2026	—	$—	—	$2,050.0
March 1, 2026 - March 31, 2026	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the first quarter of 2026.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three months ended March 31, 2026 and 2025. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2026.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into, amend or terminate Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the first quarter of 2026 there were no trading arrangements for the purchase or sale of our securities entered into, amended or terminated by our officers and directors.

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*
Agreement and Plan of Merger, dated as of March 31, 2026, by and among Apellis Pharmaceuticals, Inc., Biogen Inc. and Aspen Purchaser Sub, Inc. Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 31, 2026.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

*    Schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Biogen hereby agrees to supplementally furnish to the SEC upon request any omitted schedule, exhibit or similar attachment to Exhibit 2.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ ROBIN C. KRAMER
Robin C. Kramer
Chief Financial Officer
(principal financial officer)
April 29, 2026