Form 10-Q
period 2026-06-30
BIOGEN INC.
filed 2026-07-29
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 27, 2026, was 147,753,998 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2026

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
•our ability to effectively implement our corporate strategy which includes significant investment in product and pipeline candidates, including but not limited to felzartamab and litifilimab;

•the successful execution of our strategic and growth initiatives, including acquisitions, and our ability to realize the anticipated benefits from our acquisitions of Reata, HI-Bio, Alcyone and Apellis, including future performance of the SKYCLARYS, EMPAVELI and SYFOVRE products, development of the felzartamab product, future development of drug delivery solutions and anticipated synergies;
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
•the potential impact of healthcare reform in the U.S., including the IRA (or other legislative or executive acts that may modify or replace the IRA, such as the OBBBA) and the impact of the IRA Medicare Part D redesign, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products, as well as the continued and potential future impact of legislative and regulatory changes and priorities, including actions related to the MFN drug pricing policy;
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
NOTE REGARDING TRADEMARKS
ADUHELM®, AVONEX®, EMPAVELI®, PLEGRIDY®, QALSODY®, RITUXAN®, RITUXAN HYCELA®, SKYCLARYS®, SPINRAZA®, SYFOVRE®, TECFIDERA®, THECAFLEX DRX®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
BENEPALI™, FLIXABI™, FUMADERM™, IMRALDI™ and OPUVIZ™ are trademarks of Biogen.
ACTEMRA®, ASPAVELI®, COLUMVI®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, LEQEMBI®, HUMIRA®, LUCENTIS®, LUNSUMIO®, OCREVUS®, REMICADE®, TOFIDENCE®, ZURZUVAE® and other trademarks referenced in this report are the property of their respective owners.
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

DEFINED TERMS

2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2026 Term Loan	$2.0 billion term loan credit agreement
2025 Senior Notes	Senior Unsecured Notes Issued in May 2025
AbbVie	AbbVie Inc.
AI	Artificial Intelligence
Alcyone	Alcyone Therapeutics, Inc.
Alloy	Alloy Therapeutics, Inc.
ALS	Amyotrophic Lateral Sclerosis
Alteogen	Alteogen Inc.
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
Apellis	Apellis Pharmaceuticals, Inc.
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
BLA	Biologics License Application
C3G	C3 Glomerulopathy
CCPA	California Consumer Privacy Act
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
CROs	Contract Research Organizations
CVR	Contingent Value Right
Denali	Denali Therapeutics Inc.
District Court	U.S. District Court for the District of Massachusetts
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
E.U.	European Union
FA	Friedreich Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Fit for Growth	Cost saving program initiated in 2023
GA	Geographic Atrophy
Genentech	Genentech, Inc.
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
GPO	Group Purchasing Organization
HHS	U.S. Department of Health and Human Services
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IC-MPGN	Immune Complex Membranoproliferative Glomerulonephritis
IEEPA	International Emergency Economic Powers Act
IgAN	Immunoglobulin A Nephropathy

DEFINED TERMS (continued)

IND	Investigational New Drug
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LEQEMBI Collaboration Agreement	Amended and Restated Collaboration Agreement entered into by Biogen MA Inc. and Eisai Co., Ltd. on October 22, 2017, as amended on March 13, 2022
LRRK2	Leucine-Rich Repeat Kinase 2
MorphoSys	MorphoSys AG
MFN	Most-Favored-Nation
MS	Multiple Sclerosis
NCTI	Net CFC Tested Income, previously known as Global Intangible Low-Taxed Income or GILTI
Neurimmune	Neurimmune SubOne AG
NMPA	National Medical Products Administration
OBBBA	Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act
OECD	Organization for Economic Co-operation and Development
Organon	Organon LLC
PDUFA	Prescription Drug User Fee Act
PHS Act	Public Health Service Act
PMN	Primary Membranous Nephropathy
PNH	Paroxysmal Nocturnal Hemoglobinuria
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RNAi	RNA interference
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
Sobi	Swedish Orphan Biovitrum AB (Publ)
SOD1	Superoxide Dismutase 1
Supernus	Supernus Pharmaceuticals, Inc.
SWISSMEDIC	Swiss Agency for Therapeutic Products
TJ Bio	TJ Biopharma (Hangzhou) Co., Ltd.
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Affairs
VAT	Value-added Tax

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$1,916.4	$1,878.7	$3,668.7	$3,605.2
Revenue from anti-CD20 therapeutic programs	513.5	467.3	932.6	845.5
Alzheimer's collaboration revenue	63.7	54.9	123.2	87.9
Contract manufacturing, royalty and other revenue	242.4	244.6	489.3	537.9
Total revenue	2,736.0	2,645.5	5,213.8	5,076.5
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	776.9	605.0	1,437.9	1,234.3
Research and development	529.6	399.0	1,068.6	833.1
Acquired in-process research and development, upfront and milestone expense	164.0	46.6	198.0	247.3
Selling, general and administrative	709.7	583.8	1,317.0	1,156.3
Amortization and impairment of acquired intangible assets	168.2	130.9	304.7	242.7
Collaboration profit sharing/(loss reimbursement)	68.8	75.0	143.0	133.1
(Gain) loss on fair value remeasurement of contingent consideration	2.5	13.2	23.0	22.8
Restructuring charges	165.4	(0.7)	173.3	34.6
Other (income) expense, net	18.5	48.7	38.2	117.1
Total cost and expense	2,603.6	1,901.5	4,703.7	4,021.3
Income before income tax (benefit) expense	132.4	744.0	510.1	1,055.2
Income tax (benefit) expense	34.9	109.2	93.1	179.9
Net income attributable to Biogen Inc.	$97.5	$634.8	$417.0	$875.3

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$0.66	$4.33	$2.83	$5.98
Diluted earnings per share attributable to Biogen Inc.	$0.66	$4.33	$2.81	$5.97

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	147.7	146.5	147.4	146.3
Diluted earnings per share attributable to Biogen Inc.	148.7	146.7	148.6	146.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Biogen Inc.	$97.5	$634.8	$417.0	$875.3
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	1.6	—	(0.2)	—
Unrealized gains (losses) on cash flow hedges, net of tax	14.8	(105.8)	67.4	(163.6)
Unrealized gains (losses) on pension benefit obligation, net of tax	(0.3)	0.6	(0.8)	1.0
Currency translation adjustments, net of tax	(3.6)	41.6	(12.1)	60.7
Total other comprehensive income (loss), net of tax	12.5	(63.6)	54.3	(101.9)
Comprehensive income (loss) attributable to Biogen Inc.	$110.0	$571.2	$471.3	$773.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,285.0	$3,008.5
Current portion of marketable securities	—	807.2
Accounts receivable, net of allowance for doubtful accounts of $2.9 and $3.0, respectively	1,885.6	1,342.4
Due from anti-CD20 therapeutic programs	512.8	524.6
Inventory	2,384.3	2,168.1
Other current assets	1,238.0	1,123.3
Total current assets	7,305.7	8,974.1
Marketable securities	—	431.9
Property, plant and equipment, net	2,994.1	3,055.4
Operating lease assets	245.7	265.4
Intangible assets, net	13,516.4	9,178.5
Goodwill	6,990.8	6,491.1
Deferred tax asset	202.1	292.5
Investments and other assets	831.8	750.6
Total assets	$32,086.6	$29,439.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of term loan	$800.0	$—
Taxes payable	86.9	114.8
Accounts payable	403.9	432.0
Accrued expense and other	2,626.3	2,802.6
Total current liabilities	3,917.1	3,349.4
Notes payable and term loan	7,290.3	6,286.8
Deferred tax liability	945.5	507.6
Long-term operating lease liabilities	264.8	290.4
Other long-term liabilities	820.9	748.5
Total liabilities	13,238.6	11,182.7
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	983.0	863.1
Accumulated other comprehensive income (loss)	(127.7)	(182.0)
Retained earnings	20,969.7	20,552.7
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	18,848.0	18,256.8
Total liabilities and equity	$32,086.6	$29,439.5
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income	$417.0	$875.3
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	440.5	377.5
Impairment of intangible assets	—	3.5
Excess and obsolescence charges related to inventory	9.9	14.3
Amortization of acquired inventory step-up	310.4	103.9
Acquired in-process research and development	100.0	—
Share-based compensation	161.4	155.9
Contingent consideration	23.0	22.8
Deferred income taxes	(4.0)	(59.1)
(Gain) loss on strategic investments	(61.8)	33.2
Other	64.0	16.0
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(166.0)	(170.5)
Due from anti-CD20 therapeutic programs	11.8	4.2
Inventory	191.9	(27.9)
Accrued expense and other current liabilities	(292.9)	(318.7)
Income tax assets and liabilities	32.2	(534.7)
Other changes in operating assets and liabilities, net	(143.0)	(75.5)
Net cash flow provided by (used in) operating activities	1,094.4	420.2
Cash flow from investing activities:
Purchases of property, plant and equipment	(92.1)	(63.7)
Proceeds from sales and maturities of marketable securities	2,140.4	—
Purchases of marketable securities	(896.6)	—
Acquisition of Apellis, net of cash acquired	(5,065.1)	—
Acquired in-process research and development	(135.0)	—
Acquisitions of intangible assets	—	(10.0)
Proceeds from sales of strategic investments	0.5	—
Other	(0.8)	(30.6)
Net cash flow provided by (used in) investing activities	(4,048.7)	(104.3)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(49.1)	(18.2)
Proceeds from borrowings, net	2,400.0	1,733.4
Repayments of borrowings	(1,096.7)	(1,750.0)
Other	(2.0)	0.1
Net cash flow provided by (used in) financing activities	1,252.2	(34.7)
Net increase (decrease) in cash and cash equivalents	(1,702.1)	281.2
Effect of exchange rate changes on cash and cash equivalents	(21.4)	102.6
Cash and cash equivalents, beginning of the period	3,008.5	2,375.0
Cash and cash equivalents, end of the period	$1,285.0	$2,758.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended June 30, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2026	—	$—	171.4	$0.1	$896.7	$(140.2)	$20,872.2	(23.8)	$(2,977.1)	$18,651.7
Net income	—	—	—	—	—	—	97.5	—	—	97.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	12.5	—	—	—	12.5
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	7.5	—	—	—	—	7.5
Issuance of common stock under stock award plan	—	—	—	—	(1.5)	—	—	—	—	(1.5)
Compensation related to share-based payments	—	—	—	—	80.3	—	—	—	—	80.3
Other	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2026	—	$—	171.5	$0.1	$983.0	$(127.7)	$20,969.7	(23.8)	$(2,977.1)	$18,848.0

	For the Six Months Ended June 30, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	—	$—	170.5	$0.1	$863.1	$(182.0)	$20,552.7	(23.8)	$(2,977.1)	$18,256.8
Net income	—	—	—	—	—	—	417.0	—	—	417.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	54.3	—	—	—	54.3
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	22.7	—	—	—	—	22.7
Issuance of common stock under stock award plan	—	—	0.8	—	(71.8)	—	—	—	—	(71.8)
Compensation related to share-based payments	—	—	—	—	168.5	—	—	—	—	168.5
Other	—	—	—	—	0.5	—	—	—	—	0.5
Balance, June 30, 2026	—	$—	171.5	$0.1	$983.0	$(127.7)	$20,969.7	(23.8)	$(2,977.1)	$18,848.0

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
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases. We are focused on advancing our pipeline, including significant late stage programs, in neurology, specialized immunology and rare diseases across multiple modalities. Our drug discovery and development efforts are supported by internal research and development programs, external collaborations and acquisitions of businesses and assets.
Our marketed products include VUMERITY, TYSABRI, TECFIDERA, AVONEX and PLEGRIDY for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; QALSODY for the treatment of ALS; SYFOVRE for the treatment of GA; and EMPAVELI for the treatment of PNH, C3G and primary IC-MPGN.
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with current and other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group. Under the collaboration arrangements, we currently recognize revenue from the following products: OCREVUS, GAZYVA, RITUXAN, RITUXAN HYCELA, LUNSUMIO and COLUMVI.
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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2025 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2025 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Apellis Pharmaceuticals, Inc.
On May 14, 2026, we completed the acquisition of all of the issued and outstanding shares of Apellis, a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs. As a result of this acquisition we acquired two FDA-approved products from Apellis: SYFOVRE (pegcetacoplan injection) for the treatment of GA, an immune-mediated retinal disease; and EMPAVELI (pegcetacoplan) for the treatment of PNH, a rare blood disorder, and C3G and primary IC-MPGN, rare immune-mediated kidney diseases. The addition of Apellis is expected to enhance our short- and long-term revenue growth profile by adding two commercialized, differentiated, specialized immunology products to our growth portfolio.
Under the terms of this acquisition, Apellis shareholders were entitled to $41.00 in cash for each issued and outstanding Apellis share, which totaled approximately $5.3 billion, and one contractual, non-transferable contingent value right per share representing the right to receive contingent cash payments of up to an aggregate of $4.00 per share in cash, subject to the achievement of specified annual global net sales thresholds for SYFOVRE. In addition, the total purchase price included approximately $70.7 million of future consideration attributable to pre-acquisition services.
We funded this acquisition of Apellis with available cash and marketable securities on hand, supplemented by the issuance of a $2.0 billion term loan under our 2026 Term Loan and a $400.0 million drawdown from our revolving credit facility.
For additional information on our 2026 Term Loan, please read Note 12, Indebtedness, to these condensed consolidated financial statements.
We accounted for this acquisition as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
Purchase Price Consideration
Total consideration transferred for the acquisition of Apellis is summarized as follows:

(In millions)	As of May 14, 2026
Cash consideration paid/payable to Apellis shareholders	$5,406.0
Contingent consideration(1)	4.1
Total consideration	$5,410.1

(1) Contingent consideration represents the fair value of CVRs that are subject to the achievement of specified annual global net sales thresholds for SYFOVRE.
Apellis Compensation Expense: In connection with our acquisition, we converted Apellis's outstanding unvested equity awards into cash awards totaling $416.3 million. These awards will vest over the remaining requisite service periods of the original awards and are payable only if the applicable service conditions are satisfied, unless accelerated under specified termination provisions.
Of the total $416.3 million, approximately $70.7 million was attributable to pre-acquisition services and is therefore reflected as a component of total purchase price paid. The remaining $345.6 million is attributable to the post-acquisition service period, of which approximately $116.0 million was recognized at transaction close for employees who were immediately terminated upon the acquisition close date. The remaining cash awards will be recognized over the employees' remaining service vesting period; if any of these employees are terminated subsequent to the acquisition date and prior to the estimated service vesting period, all compensation expense not previously recognized will be accelerated due to a double-trigger provision, resulting in immediate recognition.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation of the separately identifiable assets acquired and liabilities assumed as of May 14, 2026:

(In millions)	Amounts Recognized as of Acquisition Date May 14, 2026
Cash and cash equivalents	$310.7
Accounts receivable	384.4
Inventory	712.0
Other current assets	46.1
Intangible assets (completed technology)	4,630.0
Operating lease assets	12.5
Accounts payable	(32.9)
Accrued expense and other	(117.4)
Senior secured term loan	(395.2)
Convertible note	(101.5)
Operating lease liabilities	(18.1)
Deferred tax liability	(522.1)
Other, net	0.1
Total identifiable net assets	4,908.6
Goodwill	501.5
Total assets acquired and liabilities assumed	$5,410.1
Inventory: Total inventory acquired was approximately $712.0 million, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SYFOVRE and EMPAVELI. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. The fair value step-up adjustment will be amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date.
Intangible assets: Intangible assets are comprised of $2.4 billion related to EMPAVELI commercialization rights in the U.S., $1.9 billion related to SYFOVRE commercialization rights and $380.0 million related to royalty rights associated with Sobi sales of EMPAVELI outside the U.S. under the brand name ASPAVELI. The estimated fair values of the program related intangible assets were determined using the multi-period excess earnings method and discounted cash flow method, forms of the income approach, and a discount rate of 13.25%. These fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements.
The more significant assumptions utilized in our asset valuations related to commercialization rights included the estimated net cash flows for each year for each asset, including total revenue, cost of sales, research and development and other operating expense, the potential regulatory and commercial success risks, as well as other factors.
The more significant assumptions utilized in our asset valuation related to royalty rights included our estimated timing and volume of ASPAVELI sales by Sobi outside the U.S.
Senior secured term loan: In connection with our acquisition of Apellis we assumed responsibility for a senior secured term loan facility with Sixth Street Lending Partners of approximately $395.2 million, relating to the outstanding principal balance as of the acquisition date, accrued interest and prepayment fees incurred as a result of settling the term loan prior to its contractual maturity. We funded a post-close repayment of the senior secured term loan facility prior to its contractual maturity. As of June 30, 2026, the senior secured term loan was paid in full.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Convertible notes: In connection with our acquisition of Apellis we assumed the obligation for outstanding convertible notes of approximately $101.5 million, that upon the close of the acquisition would allow holders the option to convert notes into cash consideration. As of June 30, 2026, the outstanding convertible notes were paid in full with the exception of a de minimis amount. Our subsequent repayment represented a post-acquisition debt extinguishment.
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $501.5 million, which is not deductible for tax purposes. The goodwill recognized from our acquisition of Apellis is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
Acquisition-related expense: Acquisition-related expense, which was comprised primarily of regulatory, advisory and legal fees, and other transaction costs, totaled approximately $27.0 million and $30.8 million for the three and six months ended June 30, 2026, respectively, and are included within selling, general and administrative expense within our condensed consolidated statements of income.
Assumptions in the Allocations of Purchase Price
The results of operations of Apellis, along with the estimated fair values of the assets acquired and liabilities assumed in the Apellis acquisition, have been included in our condensed consolidated financial statements since the closing of the Apellis acquisition on May 14, 2026.
The Apellis operations had an immaterial impact to our results of operations for the three and six months ended June 30, 2026. Due to the immateriality of Apellis' revenues and expenses, additional pro forma information combining the results of operations of Biogen and Apellis have not been included.
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management's analysis related to certain matters, including finalizing our assessment of the intangible assets, inventory, R&D programs, goodwill, leases, contingencies, and income taxes. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. The final determination may result in asset and liability fair values that are different from the preliminary estimates.
TJ Biopharma (Hangzhou) Co., Ltd.
In April 2026 we entered into an asset purchase agreement with TJ Biopharma (Hangzhou) Co., Ltd. to acquire TJ Bio's exclusive rights to felzartamab in the greater China region. With this agreement, we own exclusive worldwide rights to felzartamab.
Under the terms of this agreement we made an upfront payment of $100.0 million to TJ Bio, which was recorded in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three and six months ended June 30, 2026.
TJ Bio will also be eligible to receive potential commercial and sales milestone payments of up to $20.0 million and $730.0 million, respectively, if all specified milestones set forth in this collaboration are achieved. In addition, we may pay TJ Bio tiered royalties on potential net sales of felzartamab in the greater China region in the mid-single digit to low-double digit percentages.
Additionally, we assumed regulatory and sales milestone obligations under a pre-existing agreement between TJ Bio and MorphoSys (a wholly-owned subsidiary of Novartis) and may pay MorphoSys tiered royalties on potential net sales of felzartamab in the greater China region.
Alcyone Therapeutics, Inc.
In November 2025 we completed the acquisition of all of the issued and outstanding shares of Alcyone Therapeutics, Inc., a clinical-stage biotechnology company focused on pediatric care through precision CNS therapeutics and dosing platforms. The lead asset acquired is ThecaFlex DRx, an implantable subcutaneous port and catheter device being investigated for the intrathecal delivery of ASOs, including SPINRAZA.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Total consideration for this transaction of approximately $85.0 million was recorded in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the year ended December 31, 2025, and included a $35.0 million payment that was considered probable as of December 31, 2025, and made upon FDA approval of a supplemental application in January 2026.
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
RayThera Inc.
In June 2026 we entered into a definitive agreement to acquire all of the issued and outstanding shares of RayThera Inc., a private biotechnology company focused on discovering and developing small molecule therapies in immunology. RayThera's portfolio includes a lead program which entered Phase 1 development during the third quarter of 2026 and other anti-inflammatory assets that could potentially treat immune-mediated conditions across a range of indications.
We have agreed to pay an upfront cash payment of $225.0 million upon closing, plus additional potential amounts payable upon the achievement of future clinical and regulatory milestones totaling $775.0 million.
We plan to account for this proposed acquisition as an asset acquisition as the value being acquired primarily relates to the lead program and will record the upfront payment in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income upon the completion of this proposed acquisition. We anticipate the proposed acquisition to close during the third quarter of 2026, subject to the satisfaction of customary closing conditions. Under the terms of this proposed acquisition, we will lead future development, manufacturing and global commercialization efforts.
The proposed acquisition excludes certain preclinical assets, which will be divested from RayThera into a newly formed independent company prior to the expected closing of this acquisition.

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
Apellis Integration
Following the closing of the Apellis acquisition, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. For the three and six months ended June 30, 2026, we recognized approximately $153.2 million of net pre-tax restructuring charges, primarily consisting of employee severance costs and the acceleration of bonus payments that were subject to a double-trigger provision.

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
For the six months ended June 30, 2025, we recorded approximately $34.2 million in restructuring charges related to severance costs from our Fit for Growth program within restructuring charges in our condensed consolidated statements of income.
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2026	2025
Restructuring reserve as of January 1	$15.8	$31.9
Expense	7.9	35.3
Payment	(10.3)	(25.8)
Foreign currency and other adjustments	0.2	(1.0)
Restructuring reserve as of March 31	13.6	40.4
Expense	165.4	(0.7)
Payment	(143.2)	(9.5)
Foreign currency and other adjustments	0.1	(1.0)
Restructuring reserve as of June 30	$35.9	$29.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended June 30,
	2026			2025
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$32.4	$58.5	$90.9	$47.2	$146.4	$193.6
VUMERITY	172.0	24.5	196.5	188.0	24.3	212.3
Total Fumarate	204.4	83.0	287.4	235.2	170.7	405.9
AVONEX	120.9	49.1	170.0	121.7	56.0	177.7
PLEGRIDY	25.2	29.9	55.1	28.3	40.7	69.0
Total Interferon	146.1	79.0	225.1	150.0	96.7	246.7
TYSABRI	270.5	180.3	450.8	272.2	182.4	454.6
Subtotal: Multiple Sclerosis	621.0	342.3	963.3	657.4	449.8	1,107.2

Rare Disease:
SPINRAZA	204.3	197.6	401.9	149.3	243.4	392.7
SKYCLARYS	82.3	85.6	167.9	78.0	52.3	130.3
QALSODY	8.3	23.6	31.9	7.5	12.5	20.0
Subtotal: Rare Disease	294.9	306.8	601.7	234.8	308.2	543.0

Specialized Immunology:
SYFOVRE(1)	97.4	—	97.4	—	—	—
EMPAVELI(1)	30.4	—	30.4	—	—	—
Subtotal: Specialized Immunology	127.8	—	127.8	—	—	—

Biosimilars:
BENEPALI	—	106.8	106.8	—	112.1	112.1
IMRALDI	—	37.8	37.8	—	46.7	46.7
FLIXABI	—	8.1	8.1	—	14.3	14.3
BYOOVIZ(2)	0.1	—	0.1	2.5	6.1	8.6
Subtotal: Biosimilars	0.1	152.7	152.8	2.5	179.2	181.7

Other:
ZURZUVAE	70.7	0.1	70.8	46.4	—	46.4
Other(3)	—	—	—	—	0.4	0.4
Subtotal: Other	70.7	0.1	70.8	46.4	0.4	46.8
Total product revenue, net	$1,114.5	$801.9	$1,916.4	$941.1	$937.6	$1,878.7

(1) EMPAVELI and SYFOVRE were obtained as part of our acquisition of Apellis in May 2026.
(2) In the fourth quarter of 2025 we completed the sale of our rights to BYOOVIZ.
(3) Other includes FUMADERM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
	2026			2025
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$63.8	$136.6	$200.4	$87.0	$312.7	$399.7
VUMERITY	325.4	50.1	375.5	305.1	46.0	351.1
Total Fumarate	389.2	186.7	575.9	392.1	358.7	750.8
AVONEX	229.4	103.8	333.2	230.3	114.2	344.5
PLEGRIDY	49.5	69.9	119.4	52.4	76.1	128.5
Total Interferon	278.9	173.7	452.6	282.7	190.3	473.0
TYSABRI	512.3	380.0	892.3	473.0	363.1	836.1
FAMPYRA(1)	—	—	—	—	0.3	0.3
Subtotal: Multiple Sclerosis	1,180.4	740.4	1,920.8	1,147.8	912.4	2,060.2

Rare Disease:
SPINRAZA	346.5	429.4	775.9	303.7	512.9	816.6
SKYCLARYS	154.1	164.5	318.6	147.1	107.1	254.2
QALSODY	18.8	45.6	64.4	15.0	20.5	35.5
Subtotal: Rare Disease	519.4	639.5	1,158.9	465.8	640.5	1,106.3

Specialized Immunology:
SYFOVRE(2)	97.4	—	97.4	—	—	—
EMPAVELI(2)	30.4	—	30.4	—	—	—
Subtotal: Specialized Immunology	127.8	—	127.8	—	—	—

Biosimilars:
BENEPALI	—	228.9	228.9	—	223.4	223.4
IMRALDI	—	87.4	87.4	—	94.1	94.1
FLIXABI	—	18.6	18.6	—	27.4	27.4
BYOOVIZ(3)	0.1	—	0.1	6.7	10.8	17.5
TOFIDENCE(3)	—	—	—	0.1	—	0.1
Subtotal: Biosimilars	0.1	334.9	335.0	6.8	355.7	362.5

Other:
ZURZUVAE	126.0	0.2	126.2	74.1	—	74.1
Other(4)	—	—	—	0.4	1.7	2.1
Subtotal: Other	126.0	0.2	126.2	74.5	1.7	76.2
Total product revenue, net	$1,953.7	$1,715.0	$3,668.7	$1,694.9	$1,910.3	$3,605.2

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated.
(2) EMPAVELI and SYFOVRE were obtained as part of our acquisition of Apellis in May 2026.
(3) In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ.
(4) Other includes FUMADERM and ADUHELM.
We recognized revenue from three wholesalers accounting for 29.9%, 16.5% and 10.9%, respectively of gross product revenue for the three months ended June 30, 2026, and 28.7%, 15.7% and 9.8%, respectively of gross product revenue for the six months ended June 30, 2026.
We recognized revenue from two wholesalers accounting for 28.2% and 15.8% of gross product revenue for the three months ended June 30, 2025, and 27.1% and 15.0% of gross product revenue for the six months ended June 30, 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2025	$115.7	$1,046.1	$49.0	$1,210.8
Apellis acquisition	13.3	32.3	6.4	52.0
Current provisions relating to sales in current year	439.8	1,352.1	13.4	1,805.3
Adjustments relating to prior years	(2.0)	(69.2)	13.7	(57.5)
Payments/credits relating to sales in current year	(316.1)	(745.0)	(0.1)	(1,061.2)
Payments/credits relating to sales in prior years	(129.0)	(549.5)	(27.9)	(706.4)
Balance, June 30, 2026	$121.7	$1,066.8	$54.5	$1,243.0
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2026	As of December 31, 2025
Component of accrued expense and other	$980.2	$1,000.4
Reduction of accounts receivable	262.8	210.4
Total revenue-related reserves	$1,243.0	$1,210.8
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Royalty revenue on sales of OCREVUS	$381.4	$353.8	$698.6	$642.6
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	125.7	107.7	220.4	191.4
Other revenue from anti-CD20 therapeutic programs	6.4	5.8	13.6	11.5
Total revenue from anti-CD20 therapeutic programs	$513.5	$467.3	$932.6	$845.5
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
For the three and six months ended June 30, 2026, we recognized Alzheimer's collaboration revenue of approximately $63.7 million and $123.2 million, respectively, compared to $54.9 million and $87.9 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Contract manufacturing revenue	$232.4	$225.0	$469.6	$507.3
Royalty and other revenue	10.0	19.6	19.7	30.6
Total contract manufacturing, royalty and other revenue	$242.4	$244.6	$489.3	$537.9
Contract Manufacturing Revenue
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
Royalty and Other Revenue
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and royalties we receive from net sales on products related to patents that we have out-licensed, including arrangements with Sobi that we inherited through our acquisition of Apellis.
For additional information on our arrangements with Samsung Bioepis, Eisai and Sobi, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2026	As of December 31, 2025
Raw materials	$308.0	$293.4
Work in process	1,655.0	1,595.2
Finished goods	557.0	424.9
Total inventory	$2,520.0	$2,313.5

Balance Sheet Classification:
Inventory	$2,384.3	$2,168.1
Investments and other assets	135.7	145.4
Total inventory	$2,520.0	$2,313.5
Long-term inventory is included in investments and other assets within our condensed consolidated balance sheets.
As a result of our acquisition of Apellis in May 2026, we recorded approximately $712.0 million of acquired inventory related to SYFOVRE and EMPAVELI, inclusive of fair value step-up adjustments related to the acquired inventory of SYFOVRE and EMPAVELI totaling approximately $567.5 million. We expect these amounts to be fully amortized by the end of 2029. For the three and six months ended June 30, 2026, amortization from the fair value step-up adjustments, which was recorded as a component of cost of sales within our condensed consolidated statements of income, was approximately $69.7 million. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. We expect this amount to be fully amortized by the end of 2028. For the three and six months ended June 30, 2026, amortization from the fair value step-up adjustment was approximately $133.1 million and $240.7 million, respectively, compared to $52.5 million and $103.9 million, respectively, in the prior year comparative periods. For the three and six months ended June 30, 2026, amortization from the fair value step-up adjustment includes approximately $37.5 million and $94.3 million, respectively, of inventory used for clinical purposes, which is reflected in research and development expense within our condensed consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
These fair value step-up adjustments are being amortized to cost of sales as the inventory is sold or to research and development expense as the inventory is used for clinical purposes within our condensed consolidated statements of income.

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of June 30, 2026			As of December 31, 2025
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	1-30 years	$18,708.8	$(6,992.4)	$11,716.4	$14,067.3	$(6,687.8)	$7,379.5
In-process research and development	Indefinite until commercialization	1,636.0	—	1,636.0	1,635.0	—	1,635.0
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$20,508.8	$(6,992.4)	$13,516.4	$15,866.3	$(6,687.8)	$9,178.5
Amortization and Impairments
For the three and six months ended June 30, 2026, amortization and impairment of acquired intangible assets totaled $168.2 million and $304.7 million, compared to $130.9 million and $242.7 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2026, amortization of acquired intangible assets, excluding impairment charges, totaled $168.2 million and $304.7 million, respectively, compared to $127.4 million and $239.2 million, respectively in the prior year comparative periods. The increases were primarily due to higher rates of amortization for the acquired intangible assets associated with SKYCLARYS. Additionally, we recorded $22.6 million of amortization for the acquired intangible assets as part of our acquisition of Apellis for the three and six months ended June 30, 2026.
For the three and six months ended June 30, 2026, we had no impairment charges. For the three and six months ended June 30, 2025, amortization and impairment of acquired intangible assets reflect the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. In connection with our acquisition of Apellis we acquired completed technology with an estimated fair value of approximately $4.6 billion, comprised of $2.4 billion related to EMPAVELI commercialization rights in the U.S., $1.9 billion related to SYFOVRE commercialization rights and $380.0 million related to royalty rights associated with Sobi sales of EMPAVELI outside the U.S. under the brand name ASPAVELI.
Completed technology intangible assets are amortized over their estimated useful lives, which range between approximately 1 to 30 years, with a remaining weighted average useful life of 13 years as of June 30, 2026.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2026
2026 (remaining six months)	$345.0
2027	665.0
2028	735.0
2029	815.0
2030	925.0
2031	1,025.0
Goodwill
The following table provides a rollforward of the changes in our goodwill balance:

(In millions)	As of June 30, 2026
Goodwill, December 31, 2025	$6,491.1
Goodwill resulting from Apellis acquisition	501.5
Other(1)	(1.8)
Goodwill, June 30, 2026	$6,990.8

(1) Other includes adjustments related to foreign currency exchange rate fluctuations.
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As of June 30, 2026, we had no impairment losses related to goodwill.

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2026
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$569.4	$—	$569.4	$—
Marketable equity securities	184.0	184.0	—	—
Other current assets:
Derivative contracts	21.6	—	21.6	—
Other non-current assets:
Convertible notes(1)	35.0	—	—	35.0
Plan assets for deferred compensation	64.2	—	64.2	—
Derivative contracts	7.7	—	7.7	—
Total	$881.9	$184.0	$662.9	$35.0
Liabilities:
Other current liabilities:
Derivative contracts	$26.6	$—	$26.6	$—
Other non-current liabilities:
Contingent consideration obligations	273.5	—	—	273.5
Total	$300.1	$—	$26.6	$273.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(1) Convertible notes includes a $30.0 million convertible note we invested in City Therapeutics as part of our strategic research arrangement with the company during 2025, as well as a $5.0 million convertible note we invested into Neela Therapeutics, Inc. during 2025. We elected the fair value option for both convertible notes. For additional information on the arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.

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

(1) Convertible notes includes a $30.0 million convertible note we invested in City Therapeutics as part of our strategic research arrangement with the company during 2025, as well as a $5.0 million convertible note we invested into Neela Therapeutics, Inc. during 2025. We elected the fair value option for both convertible notes. For additional information on the arrangement with City Therapeutics, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
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
There have been no material impairments of our assets measured and carried at fair value nor changes to our valuation techniques as of June 30, 2026 and December 31, 2025.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	Quantitative Information about Level 3 Fair Value Measurements
	As of June 30, 2026
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$269.4	Discounted cash flow	Discount rate	5.9%	5.9%
			Expected timing of achievement of development milestones	2028	—

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2025
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$246.4	Discounted cash flow	Discount rate	5.3% - 5.4%	5.4%
			Expected timing of achievement of development milestones	2028 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from approximately 75.0% to approximately 95.0% as of June 30, 2026.
There were no transfers of assets or liabilities into or out of Level 3 as of June 30, 2026 and December 31, 2025.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 and our acquisition of Apellis in May 2026 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Fair value, beginning of period	$266.9	$522.4	$246.4	$512.8
Contingent consideration related to the acquisition of Apellis	4.1	—	4.1	—
Changes in fair value	2.5	13.2	23.0	22.8
Payments	—	(0.7)	—	(0.7)
Fair value, end of period	$273.5	$534.9	$273.5	$534.9
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
As of June 30, 2026 and December 31, 2025, contingent consideration liabilities of $273.5 million and $246.4 million, respectively, were classified as long-term and reflected as a component of other long-term liabilities in our condensed consolidated balance sheets.
For the three and six months ended June 30, 2026, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probabilities of success and expected timing of the achievement of certain remaining developmental milestones related to our acquisition of HI-Bio, and the recognition of a $4.1 million obligation related to the acquisition of Apellis.
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
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2026		As of December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
2026 Term Loan 364-day tranche(1)	$799.9	$800.0	$—	$—
Current portion of notes payable	799.9	800.0	—	—

Non-current portion:
2026 Term Loan two-year tranche(1)	999.9	1,000.0	—	—
2.250% Senior Notes due May 1, 2030	1,368.7	1,496.2	1,378.7	1,495.7
5.050% Senior Notes due January 15, 2031	404.6	398.1	413.0	398.0
5.750% Senior Notes due May 15, 2035	675.1	645.7	684.5	645.5
5.200% Senior Notes due September 15, 2045	1,031.3	1,101.7	1,029.5	1,101.5
3.150% Senior Notes due May 1, 2050	973.4	1,476.0	973.0	1,475.6
3.250% Senior Notes due February 15, 2051	458.9	482.3	461.8	480.3
6.450% Senior Notes due May 15, 2055	744.0	690.2	737.6	690.2
Non-current portion of notes payable	6,655.9	7,290.2	5,678.1	6,286.8
Total notes payable	$7,455.8	$8,090.2	$5,678.1	$6,286.8
(1) In connection with our acquisition of Apellis we drew $2.0 billion from the 2026 Term Loan, comprised of a $1.0 billion floating rate 364-day tranche and a $1.0 billion floating rate two-year tranche. For additional information on our 2026 Term Loan, please read Note 12, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of June 30, 2026, compared to December 31, 2025, are primarily related to increases in U.S. treasury yields, partially offset by lower credit spreads used to value our Senior Notes since December 31, 2025. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2025 Form 10-K.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2026	As of December 31, 2025
Money market funds	$569.4	$2,027.7
Overnight reverse repurchase agreements	—	70.0
Short-term debt securities	—	15.4
Commercial paper	—	120.1
Total	$569.4	$2,233.2
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of June 30, 2026
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$227.7	$—	$(43.7)	$184.0
Total marketable equity securities	$227.7	$—	$(43.7)	$184.0

	As of December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$246.8	$—	$—	$246.8
Non-current	290.6	0.2	—	290.8
Government securities:
Current	560.4	—	—	560.4
Non-current	88.4	—	—	88.4
Mortgage and other asset backed securities:
Non-current	52.7	—	—	52.7
Total marketable debt securities	$1,238.9	$0.2	$—	$1,239.1

Marketable equity securities
Marketable equity securities, non-current	$227.7	$—	$(109.6)	$118.1
Total marketable equity securities	$227.7	$—	$(109.6)	$118.1
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
We funded our Apellis acquisition through available cash, cash equivalents and marketable securities. As of June 30, 2026, we have sold all of our marketable debt securities. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and any resulting realized gains and losses are summarized as follows:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Proceeds from maturities and sales	$1,515.2	$—	$2,140.4	$—
Realized gains	0.2	—	0.2	—
Realized losses	1.5	—	1.5	—

Realized losses for the three and six months ended June 30, 2026, primarily relate to sales of corporate bonds.
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
As of June 30, 2026 and December 31, 2025, our strategic investment portfolio was comprised of investments totaling $248.7 million and $186.6 million, respectively, which are included in investments and other assets within our condensed consolidated balance sheets.
The increase in our strategic investment portfolio as of June 30, 2026, compared to December 31, 2025, was primarily due to the increase in the fair value of our investment in Denali common stock.
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
Foreign currency forward contracts and foreign currency options in effect as of June 30, 2026 and December 31, 2025, had durations of 1 to 18 months and 1 to 21 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2026	As of December 31, 2025
Euro	$1,275.3	$1,531.0
Swiss franc	108.8	—
British pound	49.5	—
Polish zloty	19.8	—
Canadian dollar	17.4	—
Total foreign currency forward contracts and options	$1,470.8	$1,531.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of June 30, 2026	As of December 31, 2025
Unrealized gains	$13.6	$—
Unrealized (losses)	(10.5)	(73.3)
Net unrealized gains (losses)	$3.1	$(73.3)
We expect net unrealized gains of approximately $3.1 million to be settled over the next 18 months, of which approximately $1.7 million of net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2026 and December 31, 2025, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2026	2025	Location	2026	2025
Revenue	$(9.2)	$(22.9)	Revenue	$(3.0)	$(0.8)
Operating expense	(0.2)	6.6	Operating expense	(0.6)	(0.8)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2026	2025	Location	2026	2025
Revenue	$(33.5)	$(12.0)	Revenue	$1.1	$(0.4)
Operating expense	0.5	7.3	Operating expense	(1.7)	(1.8)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,193.3 million and $1,193.7 million as of June 30, 2026 and December 31, 2025, respectively. Net losses of $11.2 million and $30.0 million related to these contracts were recorded as a component of other (income) expense, net for the three and six months ended June 30, 2026, compared to net gains of $27.7 million and $35.4 million, respectively, in the prior year comparative periods.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2026	As of December 31, 2025
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$17.0	$0.1
	Investments and other assets	7.7	0.4
Liability derivative instruments	Accrued expense and other	(4.6)	54.0
	Other long-term liabilities	—	2.2

Other Derivative Instruments:
Asset derivative instruments	Other current assets	4.6	9.9
Liability derivative instruments	Accrued expense and other	(21.9)	2.7

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $3.1 billion and $2.9 billion as of June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026, depreciation expense totaled approximately $67.9 million and $135.8 million, respectively, compared to $66.9 million and $138.3 million, respectively, in the prior year comparative periods.

Note 12:	Indebtedness
2026 Term Loan Credit Agreement
In connection with our acquisition of Apellis we entered into a $2.0 billion term loan credit agreement. On the closing date of the Apellis acquisition we drew $2.0 billion from the 2026 Term Loan, comprised of a $1.0 billion floating rate 364-day tranche and a $1.0 billion floating rate two-year tranche. As of June 30, 2026, we had $1.8 billion outstanding under the term loan credit agreement, of which $800.0 million was outstanding under the 364-day tranche and $1.0 billion outstanding under the two-year tranche.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
2024 Revolving Credit Facility
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. We borrowed $400.0 million under our revolving credit facility during the second quarter of 2026 and this borrowing was repaid in full in June 2026. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility.

Note 13:	Equity
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended June 30, 2026
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, March 31, 2026	$(1.6)	$(6.3)	$(9.9)	$(122.4)	$(140.2)
Other comprehensive income (loss) before reclassifications	0.6	6.6	(0.3)	(3.6)	3.3
Amounts reclassified from AOCI	1.0	8.2	—	—	9.2
Net current period other comprehensive income (loss)	1.6	14.8	(0.3)	(3.6)	12.5
Balance, June 30, 2026	$—	$8.5	$(10.2)	$(126.0)	$(127.7)

	For the Six Months Ended June 30, 2026
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2025	$0.2	$(58.9)	$(9.4)	$(113.9)	$(182.0)
Other comprehensive income (loss) before reclassifications	(1.2)	38.5	(0.8)	(12.1)	24.4
Amounts reclassified from AOCI	1.0	28.9	—	—	29.9
Net current period other comprehensive income (loss)	(0.2)	67.4	(0.8)	(12.1)	54.3
Balance, June 30, 2026	$—	$8.5	$(10.2)	$(126.0)	$(127.7)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended June 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, March 31, 2025	$(6.2)	$(16.2)	$(152.1)	$(174.5)
Other comprehensive income (loss) before reclassifications	(120.4)	0.6	41.6	(78.2)
Amounts reclassified from AOCI	14.6	—	—	14.6
Net current period other comprehensive income (loss)	(105.8)	0.6	41.6	(63.6)
Balance, June 30, 2025	$(112.0)	$(15.6)	$(110.5)	$(238.1)

	For the Six Months Ended June 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)
Other comprehensive income (loss) before reclassifications	(167.9)	1.0	60.7	(106.2)
Amounts reclassified from AOCI	4.3	—	—	4.3
Net current period other comprehensive income (loss)	(163.6)	1.0	60.7	(101.9)
Balance, June 30, 2025	$(112.0)	$(15.6)	$(110.5)	$(238.1)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gains (losses) on securities available for sale	$(1.2)	$—	$(1.2)	$—	Other (income) expense, net
	0.2	—	0.2	—	Income tax (benefit) expense

Gains (losses) on cash flow hedges	$(9.2)	$(22.9)	$(33.5)	$(12.0)	Revenue
	(0.2)	6.6	0.5	7.3	Operating expense
	—	(0.1)	—	(0.2)	Other (income) expense, net
	1.2	1.8	4.1	0.6	Income tax (benefit) expense
Total reclassifications, net of tax	$(9.2)	$(14.6)	$(29.9)	$(4.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 14:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Numerator:
Net income attributable to Biogen Inc.	$97.5	$634.8	$417.0	$875.3
Denominator:
Weighted average number of common shares outstanding	147.7	146.5	147.4	146.3
Effect of dilutive securities:
Time-vested restricted stock units	0.8	0.2	1.0	0.3
Performance stock units settled in stock	0.2	—	0.2	0.1
Dilutive potential common shares	1.0	0.2	1.2	0.4
Shares used in calculating diluted earnings per share	148.7	146.7	148.6	146.7
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 15:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Research and development	$32.3	$30.1	$67.1	$62.2
Selling, general and administrative	48.0	48.0	101.0	100.0
Subtotal	80.3	78.1	168.1	162.2
Capitalized share-based compensation costs	(3.0)	(3.2)	(6.8)	(6.3)
Share-based compensation expense included in total cost and expense	77.3	74.9	161.3	155.9
Income tax effect	(15.2)	(14.9)	(31.7)	(30.9)
Share-based compensation expense included in net income attributable to Biogen Inc.	$62.1	$60.0	$129.6	$125.0
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Time-vested restricted stock units	$66.6	$60.6	$137.5	$126.7
Performance stock units settled in stock	11.8	15.0	25.1	28.6
Employee stock purchase plan	1.9	1.6	5.5	5.1
Stock options	—	0.9	—	1.8
Subtotal	80.3	78.1	168.1	162.2
Capitalized share-based compensation costs	(3.0)	(3.2)	(6.8)	(6.3)
Share-based compensation expense included in total cost and expense	$77.3	$74.9	$161.3	$155.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 16:	Income Taxes
Tax Rate
For the three and six months ended June 30, 2026, our effective tax rate was 26.4% and 18.3%, respectively, compared to 14.7% and 17.0%, respectively, in the prior year comparative periods. The increase in our effective tax rate for the three months ended June 30, 2026 was primarily driven by non-deductible expenses related to our Apellis acquisition and, to a lesser extent, the favorable deferred tax impacts of decreases in foreign withholding taxes recorded in the second quarter of 2025. The six months ended June 30, 2026, compared to the same period in 2025, also reflects favorable impacts of a current year settlement of a foreign tax audit and the vesting of certain share-based awards.
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

Note 17:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest income	$(25.3)	$(32.3)	$(63.2)	$(56.2)
Interest expense	82.3	72.6	149.9	132.6
(Gains) losses on investments, net	(41.6)	(5.3)	(63.9)	30.3
Litigation related expense	(0.4)	5.2	4.3	8.2
Foreign exchange (gains) losses, net	6.5	10.4	13.0	6.6
Other, net	(3.0)	(1.9)	(1.9)	(4.4)
Total other (income) expense, net	$18.5	$48.7	$38.2	$117.1
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net (gains) losses recognized on equity securities	$(42.8)	$(5.3)	$(65.1)	$30.3
Less: Net (gains) losses realized on equity securities	—	—	(3.2)	(5.4)
Net unrealized (gains) losses recognized on equity securities	$(42.8)	$(5.3)	$(61.9)	$35.7
The net unrealized gains recognized during the three months ended June 30, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $46.7 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The net unrealized gains recognized during the three months ended June 30, 2025, primarily reflect an increase in the aggregate fair value of our investments in Sage and Denali common stock of approximately $10.1 million. Sage was later disposed of during the third quarter of 2025.
The net unrealized gains recognized during the six months ended June 30, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $65.9 million.
The net unrealized losses recognized during the six months ended June 30, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $45.7 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million. Sage was later disposed of during the third quarter of 2025.
Other Current Assets
Other current assets includes prepaid taxes of $648.9 million and $693.6 million as of June 30, 2026 and December 31, 2025, respectively.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of June 30, 2026	As of December 31, 2025
Revenue-related reserves for discounts and allowances	$980.2	$1,000.4
Employee compensation and benefits	391.3	375.8
Collaboration expense	198.8	280.0
Royalties and licensing fees	337.8	302.4
Other	718.2	844.0
Total accrued expense and other	$2,626.3	$2,802.6
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Other Long-term Liabilities
Other long-term liabilities were $820.9 million and $748.5 million as of June 30, 2026 and December 31, 2025, respectively, and included accrued income taxes totaling $177.5 million and $166.4 million, respectively.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Ionis Pharmaceuticals, Inc.
2018 Ionis Agreement
In the second quarter of 2026 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize a pre-clinical therapy under this agreement. In connection with the option exercise, we made a payment of $15.0 million to Ionis, which was recorded in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the three and six months ended June 30, 2026.
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
In the second quarter of 2026 we recognized and paid a $45.0 million milestone payment due upon the initiation of a Phase 3 trial in salanersen, which was recorded in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the three and six months ended June 30, 2026. Additionally, we may pay Ionis up to $110.0 million in additional development and regulatory milestone payments related to this program. Upon commercialization, we may also pay Ionis up to $400.0 million in additional performance-based milestone payments and tiered royalties on potential net sales of such therapies ranging from the mid-teens to high-twenties percentages.
For additional information on our collaboration arrangements with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
Eisai Co., Ltd.
LEQEMBI (lecanemab) Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize LEQEMBI (lecanemab), an anti-amyloid antibody for the treatment of Alzheimer's disease. The FDA granted traditional approval of LEQEMBI in July 2023. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Outside of the U.S., LEQEMBI is now approved in the E.U. (April 2025), Australia (September 2025), China (January 2024), Japan (September 2023) and other international markets. LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease was approved in the U.S. and China in January 2025 and September 2025, respectively, and LEQEMBI subcutaneous autoinjector (IQLIK) for weekly maintenance dosing and initiation dosing was approved in the U.S. in August 2025 and July 2026, respectively.
All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. We also share profits and losses equally. We currently have a supply agreement with Eisai to manufacture LEQEMBI drug substance and drug product through the end of 2031.
Subject to the limitations in the LEQEMBI Collaboration Agreement, Eisai has final decision-making authority on all matters relating to the collaboration and serves as the lead of LEQEMBI development and regulatory submissions globally. We co-commercialize and co-promote LEQEMBI with Eisai. The LEQEMBI Collaboration Agreement provides that each commercialization plan shall allocate the responsibilities for the activities under the plan in an equitable fashion taking into account Biogen's and Eisai's respective capabilities and provide a meaningful role for each party.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$61.5	$54.9	$130.8	$107.5
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	30.8	27.5	65.4	53.8
Total sales and marketing expense incurred by the LEQEMBI Collaboration	155.2	171.2	324.7	348.9
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	77.6	85.7	162.3	174.5
Amounts receivable from Eisai related to the agreements discussed above were approximately $134.1 million and $90.2 million as of June 30, 2026 and December 31, 2025, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $92.5 million and $95.5 million as of June 30, 2026 and December 31, 2025, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total UCB collaboration development expense	$29.3	$17.8	$58.7	$39.6
Biogen's share of the UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	14.6	8.9	29.3	19.8
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
We share 50.0% of the net collaboration results in the U.S. with Supernus, which are recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and six months ended June 30, 2026, we recognized net profit-sharing expense of approximately $23.9 million and $40.9 million, respectively, to reflect Supernus' 50.0% share of the net collaboration results, compared to net profit-sharing expense of approximately $17.8 million and $27.9 million, respectively, in the prior year comparative periods.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development and sales and marketing expense related to the Supernus collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total Supernus collaboration development expense	$1.2	$1.5	$2.4	$3.9
Biogen's share of the Supernus collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	0.6	0.8	1.2	2.0
Total sales and marketing expense incurred by the Supernus collaboration	53.3	45.7	100.8	89.2
Biogen's share of the Supernus collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	26.7	22.9	50.4	44.6
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
In May 2026 Biogen and Denali announced topline results from the Phase 2b LUMA study evaluating BIIB122, which showed that BIIB122 did not meet its primary and secondary endpoints. Based on these results we and Denali will discontinue development of BIIB122 in idiopathic Parkinson's disease.
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total Denali collaboration development expense	$5.5	$12.1	$15.8	$24.9
Biogen's share of the Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	3.3	7.2	9.5	14.9
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development expense related to the Stoke collaboration agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total Stoke collaboration development expense	$14.3	$8.9	$26.5	$12.8
Biogen's share of the Stoke collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	4.3	2.6	8.0	3.8
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
In October 2025 we completed the sale of our remaining commercial rights to BYOOVIZ and OPUVIZ in Europe. Samsung Bioepis has full responsibility for commercialization of BYOOVIZ upon the transfer of commercial rights from Biogen back to Samsung Bioepis, which became effective as of January 2026.
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
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and six months ended June 30, 2026, we recognized net profit-sharing expense of approximately $44.9 million and $102.1 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to net profit-sharing expense of approximately $57.2 million and $105.2 million, respectively, in the prior year comparative periods.
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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $3.5 million and $4.4 million as of June 30, 2026 and December 31, 2025, respectively. Amounts payable to

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Samsung Bioepis related to the agreements discussed above were zero and approximately $42.7 million as of June 30, 2026 and December 31, 2025, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2025 Form 10-K.
Sobi
As part of our acquisition of Apellis, we have a collaboration and license agreement with Sobi to jointly develop and commercialize pegcetacoplan for use systemically or for local non-ophthalmological administration. Under the agreement, we have commercialization rights for EMPAVELI in the U.S. and Sobi has exclusive rights to commercialize pegcetacoplan as ASPAVELI in the rest of the world.
We supply pegcetacoplan to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement between the parties.
Pursuant to the terms of our collaboration and license arrangement, as amended by a buy-down agreement entered into in July 2025 which reduces Sobi's royalty obligations by 90% subject to a defined cap, we are eligible to receive tiered royalties in the low single digits on net sales of ASPAVELI outside of the United States. If the defined cap is exceeded in a future period, the royalty terms in the original agreement will be reinstated, and we will earn royalties ranging from the high teens to high twenties on such net sales.
For the three and six months ended June 30, 2026, we recognized approximately $13.3 million in revenues from Sobi related to the agreements above, which are reflected as a component of contract manufacturing, royalty and other revenue in our condensed consolidated statements of income.
Other Research and Discovery Arrangements and Funding Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Alteogen Inc.
In March 2026 we entered into an exclusive license agreement with Alteogen Inc. to enable the development of a subcutaneous formulation of two biologics using Alteogen's ALT-B4 hyaluronidase technology.
In connection with the closing of this transaction we accrued an upfront payment of $20.0 million to Alteogen, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the six months ended June 30, 2026 and was paid during the second quarter of 2026.
Alteogen will also be eligible to receive a $10.0 million option payment if a second program is selected for development, as well as potential development, regulatory and commercial milestone payments and tiered royalties in the mid-single digit percentages on net sales of any combination products resulting from the collaboration.
Alloy Therapeutics, Inc.
In March 2026 we entered into a collaboration and license agreement with Alloy Therapeutics Inc. for the use of Alloy’s novel and proprietary AntiClastic ASO Platform. Through this collaboration, we plan to apply the platform to advance antisense therapeutics against multiple targets.
In connection with the closing of this transaction we accrued an upfront payment of $12.0 million to Alloy, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the six months ended June 30, 2026 and was paid during the second quarter of 2026.
Alloy will also be eligible to receive potential milestone payments and tiered royalties on any products resulting from the collaboration.
Royalty Pharma Funding Arrangement
In February 2025 we entered into a funding agreement with Royalty Pharma under which we received $200.0 million in 2025 and $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding will be

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
recognized by us as an obligation to perform contractual services. This funding was recognized as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expense. For the three and six months ended June 30, 2026, we received $25.0 million and $50.0 million, respectively, from Royalty Pharma, compared to $50.0 million and $100.0 million, respectively, in the prior year comparative periods. All funding has been received and the funding period has concluded as of June 30, 2026.
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
If litifilimab receives regulatory approval, Royalty Pharma will be eligible to receive royalties of a mid-single digit percentage of the applicable net sales, which will be recorded as cost of sales within our condensed consolidated statements of income.
MorphoSys AG
As part of our acquisition of HI-Bio in July 2024, we acquired HI-Bio's pre-existing in-license commitments under third-party agreements with MorphoSys (a wholly-owned subsidiary of Novartis), which included tiered royalties on potential future net sales ranging from high-single digit to mid-teen percentages, as well as potential development, regulatory and commercial milestone payments of up to $130.0 million, $230.0 million and $640.0 million, respectively. These amounts included milestone payments due upon the first patient dosed in a Phase 3 clinical trial of felzartamab in a first and second indication of $35.0 million and $30.0 million, respectively, which were earned during the first and second quarters of 2025 and recorded within acquired in-process research and development, upfront and milestone expense.
In April 2026 we entered into a definitive agreement with TJ Bio, where we assumed regulatory and sales milestone obligations under a pre-existing agreement between TJ Bio and MorphoSys and may pay MorphoSys tiered royalties on potential net sales of felzartamab in the greater China region.
Other
For the three and six months ended June 30, 2026, we recorded approximately $4.0 million and $6.0 million, respectively, as acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $16.6 million and $17.3 million, respectively, in the prior year comparative periods.

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
As of June 30, 2026 and December 31, 2025, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $48.4 million and $49.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
Securities Litigation
We and certain current and former officers are defendants in four securities actions pending in the District Court, one filed in November 2020 (Nadia Shash was named lead plaintiff and named in an amended complaint along with named plaintiff Amjad Khan in April 2021), which relates to statements about ADUHELM, one filed by the Oklahoma Firefighters Pension and Retirement System in February 2022, which relates to statements about ADUHELM, one filed in May 2024 (Francis Clarity Stokes was named lead plaintiff and named along with Thomas Allen Gray in an amended complaint filed in December 2024), which relates to statements about LEQEMBI, TECFIDERA and VUMERITY, and one filed in August 2023 (Ray Peleckas and the Michigan Laborers’ Pension Fund were appointed lead plaintiffs and named in an amended complaint filed in October 2023), which relates to statements made by Apellis Pharmaceuticals, Inc. about SYFOVRE. All allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5c and seek declarations of the actions as class actions and monetary relief. In March 2026 the District Court dismissed the action brought by Thomas Allen Gray and Frances Clarity Stokes and they appealed. In June 2026 Thomas Allen Gray requested voluntary dismissal of his appeal but the appeal by lead plaintiff Frances Clarity Stokes continues. In April 2026 the parties in the action brought by the Oklahoma Firefighters Pension and Retirement System reached an agreement in principle to settle the action and the District Court preliminarily approved the settlement in June 2026 and set a hearing on final approval for September 29, 2026. In March 2025 the District Court dismissed the action brought by Michigan Laborers' Pension Fund and Ray Peleckas. They appealed and the appeal is pending.
Derivative Actions
We and members of the Board of Directors are named as defendants in five derivative actions pending in the District Court, one filed by The Booth Family Trust (Booth) in February 2022, one filed by Elaine Wang (Wang) in July 2022, one filed by Jonathan Blaufarb (Blaufarb I) in July 2024, one filed by Lawrence Hollin (Hollin) in October 2024 and one filed by Jonathan Blaufarb (Blaufarb II) in October 2024. The Booth, Wang and Blaufarb II actions relate to ADUHELM and other matters, and the Blaufarb I and Hollin actions relate to statements about LEQEMBI, our compliance controls, 2023 earnings guidance and other matters. The actions allege breach of fiduciary duty, waste of corporate assets and other common law claims, and violations of the Securities Exchange Act of 1934, 15 U.S.C. §78a et seq. The actions seek declaratory and injunctive relief, monetary relief payable to Biogen and attorneys’ fees and costs payable to the plaintiffs. All derivative actions are stayed.
IMRALDI Patent Litigation
IMRALDI is an adalimumab biosimilar manufactured by Samsung Bioepis that Biogen commercializes in Europe.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Fresenius Kabi has alleged infringement of national counterparts of its EP '3 145 488 Patent (the EP '488 Patent), including in Spain, Italy, France and Germany, and has also threatened litigation in Switzerland. In June 2022, Fresenius Kabi filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging infringement of the French counterpart of the EP '488 Patent by a formulation of IMRALDI no longer commercialized in France and alleging damages of approximately €19.1 million plus interest and costs. Biogen disputes infringement and challenges the validity of the patent. Trial was held in June 2026 and a decision is pending.
In May 2025 the Higher Regional Court of Düsseldorf, Germany held that a formulation of IMRALDI we no longer commercialize in Germany infringed the German counterpart of the EP '488 Patent, enjoined infringement and declared Fresenius Kabi's right to seek damages. Biogen has requested review of the decision by Germany's Federal Court of Justice and has challenged the validity of the patent in a separate proceeding, and a hearing on validity is set for February 2027.
Humana Patient Assistance Litigation
In February 2025 Humana filed suit against Biogen Inc., Biogen U.S. Corp. and Advanced Care Scripts, Inc. in Jefferson Circuit Court in Kentucky alleging damages related to providing MS patients with free medications and making charitable contributions to non-profit organizations that provide financial assistance to MS patients. Humana alleges breach of contract, fraud and other claims under various state laws and seeks damages, attorneys' fees and costs.
Genentech Litigation
In February 2023 Genentech Inc. filed suit in the U.S. District Court for the Northern District of California claiming that it was owed royalties on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen. In November 2025 the court entered judgment against us for approximately $124.3 million. We appealed and the appeal is pending.
Antitrust Litigation
In October 2025 Local No. 1 Health Fund, the Mayor and City Council of Baltimore, Teamsters Local 237 Welfare Fund, Teamsters Local 237 Retirees' Benefit Fund, UFCW Local 1500 Welfare Fund and Jacksonville Police Officers and Fire Fighters Health Insurance Trust filed an amended complaint against us in now consolidated proceedings in the U.S. District Court for the Northern District of Illinois (the Illinois federal court). The first complaint was filed in August 2024. The plaintiffs allege violations of federal antitrust laws including 15 U.S.C. §§ 1, 2 and 13(c), the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c) and of various state laws, based on allegations about our contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY and other allegations. Plaintiffs seek declarations of the actions as class actions, monetary, declaratory and equitable relief and attorneys' fees and costs.
In addition, in September 2025 Walgreen Co. and The Kroger Co. sued us in the Illinois federal court, alleging violations of 15 U.S.C. §§ 1 and 2 based on allegations about our contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY and other allegations. They seek monetary, declaratory and equitable relief and attorneys' fees and costs.
Neurimmune Litigation
In May 2025 we sued Neurimmune Holding AG and Neurimmune Subone AG (collectively, "Neurimmune") in the District Court seeking declaratory judgment and permanent injunctive relief regarding our rights under a terminated collaboration agreement related to aducanumab. In September 2025 Neurimmune counterclaimed for declaratory judgment, breach of contract and unfair competition under Massachusetts G.L. 93A and seeks monetary, declaratory and equitable relief and attorneys' fees and costs.
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
In November 2025 the Technical Boards of Appeal of the European Patent Office revoked our EP 2 653 873 patent related to TECFIDERA, after which we stopped enforcing this patent and its national counterparts. Certain generic companies have filed claims for damages based on injunctions we obtained prior to patent revocation. Such claims have been filed in the Danish Maritime and Commercial High Court by Viatris ApS in January 2024, Glenmark Pharmaceuticals Nordic AB in July 2025, Sandoz A/S in October 2025, Neuraxpharm Sweden AB and Neuraxpharm Pharmaceuticals S.L. in February 2026 and in the Prague Municipal Court, Czechia, by Glenmark Pharmaceuticals s.r.o., Glenmark Pharmaceuticals Distribution s.r.o. and Zakłady Farmaceutyczne Polpharma S.A. in May 2026.
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
In January 2026 we received a request for information regarding TECFIDERA from the European Commission Directorate-General for Competition. In July 2026 the Commission informed us that it has closed the matter.
In May 2026 the Italian Competition Authority announced that it is investigating Biogen in relation to our STRATIFY JCV assay.
TYSABRI Biosimilar Patent Matter
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc., other Sandoz entities and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement. In January 2026 we filed an amended complaint against Sandoz Inc. alleging infringement of U.S. Patent Nos. 10,233,245 and U.S. 11,292,845 and seeking damages. Trial against Sandoz Inc. is scheduled for April 2027.
Hatch-Waxman Act Litigation relating to SPINRAZA
In May and June 2026, Biogen filed patent infringement proceedings relating to SPINRAZA Orange-Book listed patents (U.S. Patent Nos. 9,926,559, 10,436,802 and 12,013,403) pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) in the U.S. District Court for the District of Delaware against Somerset Therapeutics, LLC, Somerset Pharma, LLC, Somerset Therapeutics Private Limited f/k/a Somerset Therapeutics Limited and Odin Pharmaceuticals, LLC (collectively, Somerset) and Cipla Ltd. and Cipla USA, Inc.
In June 2026, Biogen, Cold Spring Harbor Laboratory and Ionis Pharmaceuticals, Inc. filed patent infringement proceedings relating to additional SPINRAZA Orange-Book listed patents (U.S. Patent Nos. 8,361,977, 8,980,853 and 9,717,750) pursuant to the Hatch-Waxman Act in the U.S. District Court for the District of Delaware against Somerset.
Eisai Matter
In June 2025 we filed a request for arbitration in the International Court of Arbitration of the International Chamber of Commerce seeking adoption of a budget and commercialization plan for the European Territory that allocates commercialization activities to Biogen and Eisai in an equitable fashion taking into account our respective capabilities and provides a meaningful role for each party. A hearing is set for May 2027.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total revenue	$2,736.0	$2,645.5	$5,213.8	$5,076.5
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	582.3	415.0	1,061.0	877.2
Royalty cost of sales	194.6	190.0	376.9	357.1
Research and development:
Research and discovery	41.6	46.6	82.1	90.9
Early stage programs	49.3	51.9	118.3	124.3
Late stage programs	119.8	44.6	222.3	94.0
Marketed products	151.8	87.7	306.0	177.2
Other research and development costs(1)	167.1	168.2	339.9	346.7
Acquired in-process research and development, upfront and milestone expense	164.0	46.6	198.0	247.3
Selling, general and administrative	709.7	583.8	1,317.0	1,156.3
Other segment expense(2)	458.3	376.3	775.3	730.2
Net Income attributable to Biogen Inc.	$97.5	$634.8	$417.0	$875.3

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
The results and operations of Apellis, along with the estimated fair values of the assets acquired and liabilities assumed in the Apellis acquisition, have been included in our condensed consolidated financial statements since the closing of the Apellis acquisition on May 14, 2026.
EXECUTIVE SUMMARY
INTRODUCTION
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases. We are focused on advancing our pipeline, including significant late stage programs, in neurology, specialized immunology and rare diseases across multiple modalities. Our drug discovery and development efforts are supported by internal research and development programs, external collaborations and acquisitions of businesses and assets.
Our marketed products include VUMERITY, TYSABRI, TECFIDERA, AVONEX and PLEGRIDY for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; QALSODY for the treatment of ALS; SYFOVRE for the treatment of GA; and EMPAVELI for the treatment of PNH, C3G and primary IC-MPGN.
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Supernus on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with current and other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly owned member of the Roche Group. Under the collaboration arrangements, we currently recognize revenue from the following products: OCREVUS, GAZYVA, RITUXAN, RITUXAN HYCELA, LUNSUMIO and COLUMVI.
On May 14, 2026, we completed the acquisition of Apellis. As a result of this acquisition we acquired SYFOVRE for the treatment of geographic atrophy, or GA, an immune-mediated retinal disease; and EMPAVELI for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, a rare blood disorder, and C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, in rare immune-mediated kidney diseases. For additional information on the acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
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

Table of Content
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
Our future revenue growth will depend upon the successful clinical development, regulatory approval and launch of new commercial products as well as additional indications for our existing products, our ability to obtain and maintain patents and other rights related to our marketed products, assets originating from our research and development efforts and/or successful execution of external business development opportunities.
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
TECFIDERA
In November 2025 the Technical Boards of Appeal of the European Patent Office revoked our EP 2 653 873 patent related to TECFIDERA, after which we stopped enforcing this patent and its national counterparts. Multiple TECFIDERA generic entrants are now in North America, Brazil and the E.U. and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue compared to prior periods, and we expect that TECFIDERA revenue will continue to decline.
For additional information, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report.
BUSINESS UPDATE REGARDING MACROECONOMIC CONDITIONS AND OTHER POTENTIAL DISRUPTIONS
Significant portions of our business are conducted in Europe, Asia and other international geographies. Factors such as global health outbreaks, adverse weather events, geopolitical events or conflicts, tariffs, inflation, labor or raw material shortages and other supply chain disruptions could result in product shortages or other difficulties and delays or increased costs in manufacturing or distributing our products.
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

Table of Content
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
Following the Supreme Court's decision, the U.S. Administration imposed a 10% baseline tariff on imports from nearly all countries, in addition to any existing non-IEEPA tariffs. The baseline tariff expired on July 24, 2026. Effective July 24, 2026, the U.S. Administration imposed new tariffs of 10.0% to 12.5% on goods from approximately 60 economies under Section 301 of the Trade Act of 1974, subject to certain exemptions, and reduced rates for goods from certain economies where we have significant operations or commercial presence, such as the E.U. and Switzerland. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended and the impacts of such actions on our business.
The U.S. Secretary of Commerce previously initiated an investigation to determine the effects on the national security of imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials and derivative products of those items, under Section 232 of the Trade Expansion Act of 1962. In April 2026 after the investigation concluded, the U.S. Administration issued a Proclamation imposing a 100% tariff on imports of patented pharmaceuticals, biologics and associated ingredients, subject to certain exemptions and reduced rates. The Proclamation tariffs are effective for certain categories on July 31, 2026, and others on September 29, 2026.
In June 2026, the EU Parliament published a list of tariffs’ exemptions for U.S. originating goods (including some pharmaceuticals) with an effective date of July 1, 2026, until December 31, 2029.
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
Key products that are currently manufactured primarily outside the U.S. are EMPAVELI, LEQEMBI, TECFIDERA and VUMERITY. In 2024 we initiated a technology transfer process to enable us to manufacture LEQEMBI in the U.S., which was approved in January 2026.
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

Table of Content
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
We are closely monitoring ongoing geopolitical tensions in the Middle East, including the recent conflict involving the U.S., Israel and Iran, and the related regional instability. The ongoing geopolitical conflicts in the region could lead to significant disruption of fuel and energy supplies and increases in global fuel prices, which could heighten inflationary pressures, disrupt global supply chains and adversely impact the availability and pricing of raw materials. For example, our primary shipping method for resources and finished goods is through air freight. We will continue to evaluate and take actions to mitigate any potential impacts on our business, results of operations and financial condition. Although the long-term effects remain uncertain, this geopolitical conflict did not have any material effects on our results of operations for the three and six months ended June 30, 2026.
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and other global geopolitical developments and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the three and six months ended June 30, 2026 and 2025. Additionally, revenue generated from sales in the broader Middle East region represents less than 3.0% of total revenue for the three and six months ended June 30, 2026 and 2025.
FACTORS AFFECTING PHARMACEUTICAL PRICING AND OTHER DEVELOPMENTS
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
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of June 30, 2026 and December 31, 2025. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We continue to assess its potential impact on our business and results of operations as further information becomes available.
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

Table of Content
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
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA, as discussed below. The full extent of the IRA's impact on our sales and, in turn, our business, remains uncertain.
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

Table of Content
FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, reflects the following:

TOTAL REVENUE
Increased
$90.5 million or 3.4%

DILUTED EARNINGS PER SHARE
Decreased
$3.67 or 84.8%

PRODUCT REVENUE, NET
Increased
$37.7 million or 2.0%

•Rare disease revenue increased $58.7 million, or 10.8%
•Specialized immunology revenue of $127.8 million
•MS revenue decreased $143.9 million, or 13.0%
•The increase in rare disease product revenue was primarily due to revenue growth from our launch products, including SKYCLARYS and QALSODY as well as the launch of the high dose regimen of SPINRAZA, partially offset by unfavorable inventory dynamics resulting from timing of shipments of SPINRAZA in certain international markets.
•U.S. revenue for SYFOVRE and EMPAVELI was $127.8 million, which we began recognizing during the quarter, subsequent to our acquisition of Apellis on May 14, 2026.
•The decrease in MS product revenue was primarily due to a decrease in global demand of TECFIDERA, particularly in Europe, resulting from generic competition as well as decrease in global demand of our Interferon products as patients continue the long-term trend of transitioning to oral and higher efficacy therapies.
•ZURZUVAE revenue of $70.8 million in the second quarter of 2026 was driven by the continued launch in the U.S.

TOTAL COST AND EXPENSE
Increased
$702.1 million or 36.9%

•Cost of sales increased $171.9 million, or 28.4%
•R&D expense increased $130.6 million, or 32.7%
•SG&A expense increased $125.9 million, or 21.6%
•Acquired IPR&D, upfront and milestone expense increased $117.4 million, or 251.9%
•The increase in cost of sales was primarily due to higher amortization costs associated with the acquired inventory fair value step-up adjustment, which increased by $112.8 million, as well as higher revenues.
•The increase in R&D expense was primarily due to approximately $37.5 million of step-up amortization related to SKYCLARYS inventory, higher spend on clinical trials, including felzartamab, salanersen and litifilimab as well as operating expense from Apellis.
•The increase in SG&A expense was primarily due to the inclusion of the commercial and management operations of Apellis subsequent to our acquisition of the company and an increase in operational spending on sales and marketing activities in support of our U.S. and international product launches.
•The increase in acquired IPR&D, upfront and milestone expense was due to $164.0 million in upfront and milestone payments in the second quarter of 2026, primarily driven by our agreement with TJ Bio.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash, cash equivalents and marketable securities totaled approximately $1.3 billion as of June 30, 2026, compared to approximately $4.2 billion as of December 31, 2025. The decrease was primarily due to total consideration paid of $5.1 billion for our acquisition of Apellis, net of cash acquired, partially offset by net borrowings of $1.8 billion.
•We generated approximately $1.1 billion of net cash flow from operations for the six months ended June 30, 2026, compared to approximately $420.2 million in the prior year comparative period. The increase was primarily due to higher worldwide tax payments in 2025.

Table of Content
RECENT DEVELOPMENTS
ACQUISITIONS
APELLIS PHARMACEUTICALS, INC.
On May 14, 2026, we completed the acquisition of all of the issued and outstanding shares of Apellis, a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs. As a result of this acquisition we acquired two FDA-approved products from Apellis: SYFOVRE (pegcetacoplan injection) for the treatment of GA, an immune-mediated retinal disease; and EMPAVELI (pegcetacoplan) for the treatment of PNH, a rare blood disorder, and C3G and primary IC-MPGN, rare immune-mediated kidney diseases. The addition of Apellis is expected to enhance our short- and long-term revenue growth profile by adding two commercialized, differentiated, specialized immunology products to our growth portfolio.
Under the terms of this acquisition, Apellis shareholders were entitled to $41.00 in cash for each issued and outstanding Apellis share, which totaled approximately $5.3 billion, and one contractual, non-transferable contingent value right per share representing the right to receive contingent cash payments of up to an aggregate of $4.00 per share in cash, subject to the achievement of specified annual global net sales thresholds for SYFOVRE. In addition, the total purchase price included approximately $70.7 million of future consideration attributable to pre-acquisition services.
We funded this acquisition of Apellis with available cash and marketable securities on hand, supplemented by the issuance of a $2.0 billion term loan under our 2026 Term Loan and a $400.0 million drawdown from our revolving credit facility.
We accounted for this acquisition as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
RAYTHERA INC.
In June 2026 we entered into a definitive agreement to acquire all of the issued and outstanding shares of RayThera Inc., a private biotechnology company focused on discovering and developing small molecule therapies in immunology. RayThera's portfolio includes a lead program which entered Phase 1 development during the third quarter of 2026 and other anti-inflammatory assets that could potentially treat immune-mediated conditions across a range of indications.
We have agreed to pay an upfront cash payment of $225.0 million upon closing, plus additional potential amounts payable upon the achievement of future clinical and regulatory milestones totaling $775.0 million.
We plan to account for this proposed acquisition as an asset acquisition as the value being acquired primarily relates to the lead program and will record the upfront payment in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income upon the completion of this proposed acquisition. We anticipate the proposed acquisition to close during the third quarter of 2026, subject to the satisfaction of customary closing conditions. Under the terms of this proposed acquisition, we will lead future development, manufacturing and global commercialization efforts.
The proposed acquisition excludes certain preclinical assets, which will be divested from RayThera into a newly formed independent company prior to the expected closing of this acquisition.
For additional information on our proposed acquisition of RayThera, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
TJ BIOPHARMA (HANGZHOU) CO., LTD.
In April 2026 we entered into an asset purchase agreement with TJ Biopharma (Hangzhou) Co., Ltd. to acquire TJ Bio's exclusive rights to felzartamab in the greater China region. With this agreement, we own exclusive worldwide rights to felzartamab.

Table of Content
Under the terms of this agreement we made an upfront payment of $100.0 million to TJ Bio, which was recorded in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three and six months ended June 30, 2026.
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
COLLABORATIVE AND OTHER RELATIONSHIPS
ALTEOGEN INC.
In March 2026 we entered into an exclusive license agreement with Alteogen Inc. to enable the development of a subcutaneous formulation of two biologics using Alteogen's ALT-B4 hyaluronidase technology.
In connection with the closing of this transaction we accrued an upfront payment of $20.0 million to Alteogen, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the six months ended June 30, 2026, and was paid during the second quarter of 2026.
Alteogen will also be eligible to receive a $10.0 million option payment if a second program is selected for development, as well as potential development, regulatory and commercial milestone payments and tiered royalties in the mid-single digit percentages on net sales of any combination products resulting from the collaboration.
ALLOY THERAPEUTICS, INC.
In March 2026 we entered into a collaboration and license agreement with Alloy Therapeutics Inc. for the use of Alloy’s novel and proprietary AntiClastic ASO Platform. Through this collaboration, we plan to apply the platform to advance antisense therapeutics against multiple targets.
In connection with the closing of this transaction we accrued an upfront payment of $12.0 million to Alloy, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the six months ended June 30, 2026, and was paid during the second quarter of 2026.
Alloy will also be eligible to receive potential milestone payments and tiered royalties on any products resulting from the collaboration.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. during 2026 consisted of the following:
•In May 2026 the FDA extended the review period by three months for the supplemental BLA for LEQEMBI subcutaneous autoinjector, LEQEMBI IQLIK, for a weekly initiation dose, with a new PDUFA action date of August 24, 2026; in July 2026 the FDA approved the supplemental BLA.
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

Table of Content
OTHER KEY DEVELOPMENTS
BIIB091
•In July 2026 we announced that the Phase 2 data in relapsing-remitting multiple sclerosis has achieved proof-of-concept and that we will be exploring next steps for the asset.
ZURZUVAE (zuranalone)
•In September 2025 the EC approved ZURZUVAE in the E.U. for the treatment of PPD in adults following childbirth, offering the first and only treatment indicated for PPD in the E.U. In July 2026 ZURZUVAE launched in Germany.
DIRANERSEN (BIIB080)
•In May 2026, we announced topline results from the Phase 2 CELIA study evaluating diranersen, an investigational ASO therapy targeting tau, in individuals with early Alzheimer's disease. CELIA did not meet its primary endpoint assessing dose response; based upon what we believe to be an unprecedented combination of reduction in tau pathology and clinical benefit, including cognition, we plan to advance diranersen to registrational development.
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
•In June 2026 the FDA granted Breakthrough Therapy designation for salanersen for the treatment of SMA.
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
DISCONTINUED PROGRAMS AND STUDIES
BIIB122
•In May 2026 we and our collaboration partner Denali, announced topline results from the Phase 2b LUMA study evaluating BIIB122, an investigational small molecule inhibitor of LRRK2 in individuals with early-stage Parkinson's disease. Results from the study show that BIIB122 did not meet its primary and secondary endpoints. Based on these results we and Denali will discontinue development of BIIB122 in idiopathic Parkinson's disease.

Table of Content
RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2026		2025		$ Change	% Change
Product revenue, net:
United States	$1,114.5	40.7%	$941.1	35.6%	$173.4	18.4%
Rest of world	801.9	29.3	937.6	35.4	(135.7)	(14.5)
Total product revenue, net	1,916.4	70.0	1,878.7	71.0	37.7	2.0
Revenue from anti-CD20 therapeutic programs	513.5	18.8	467.3	17.7	46.2	9.9
Alzheimer's collaboration revenue(1)	63.7	2.3	54.9	2.1	8.8	16.0
Contract manufacturing, royalty and other revenue	242.4	8.9	244.6	9.2	(2.2)	(0.9)
Total revenue	$2,736.0	100.0%	$2,645.5	100.0%	$90.5	3.4%

	For the Six Months Ended June 30,
(In millions, except percentages)	2026		2025		$ Change	% Change
Product revenue, net:
United States	$1,953.7	37.5%	$1,694.9	33.4%	$258.8	15.3%
Rest of world	1,715.0	32.9	1,910.3	37.6	(195.3)	(10.2)
Total product revenue, net	3,668.7	70.4	3,605.2	71.0	63.5	1.8
Revenue from anti-CD20 therapeutic programs	932.6	17.9	845.5	16.7	87.1	10.3
Alzheimer's collaboration revenue(1)	123.2	2.3	87.9	1.7	35.3	40.2
Contract manufacturing, royalty and other revenue	489.3	9.4	537.9	10.6	(48.6)	(9.0)
Total revenue	$5,213.8	100.0%	$5,076.5	100.0%	$137.3	2.7%

(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.

Table of Content
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended June 30,
	2026				2025
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$621.0	$342.3	$963.3	50.2%	$657.4	$449.8	$1,107.2	58.9%	$(143.9)	(13.0)%
Rare Disease	294.9	306.8	601.7	31.4	234.8	308.2	543.0	28.9	58.7	10.8
Specialized Immunology(1)	127.8	—	127.8	6.7	—	—	—	—	127.8	—
Biosimilars	0.1	152.7	152.8	8.0	2.5	179.2	181.7	9.7	(28.9)	(15.9)
Other(2)	70.7	0.1	70.8	3.7	46.4	0.4	46.8	2.5	24.0	51.3
Total product revenue, net	$1,114.5	$801.9	$1,916.4	100.0%	$941.1	$937.6	$1,878.7	100.0%	$37.7	2.0%

	For the Six Months Ended June 30,
	2026				2025
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,180.4	$740.4	$1,920.8	52.4%	$1,147.8	$912.4	$2,060.2	57.1%	$(139.4)	(6.8)%
Rare Disease	519.4	639.5	1,158.9	31.6	465.8	640.5	1,106.3	30.7	52.6	4.8
Specialized Immunology(1)	127.8	—	127.8	3.5	—	—	—	—	127.8	—
Biosimilars	0.1	334.9	335.0	9.1	6.8	355.7	362.5	10.1	(27.5)	(7.6)
Other(2)	126.0	0.2	126.2	3.4	74.5	1.7	76.2	2.1	50.0	65.6
Total product revenue, net	$1,953.7	$1,715.0	$3,668.7	100.0%	$1,694.9	$1,910.3	$3,605.2	100.0%	$63.5	1.8%

(1) Specialized Immunology includes EMPAVELI and SYFOVRE, which were obtained as part of our acquisition of Apellis in May 2026.
(2) Other includes ZURZUVAE, FUMADERM and ADUHELM.

Table of Content

MULTIPLE SCLEROSIS
•Global TYSABRI revenue decreased $3.8 million, from $454.6 million in 2025 to $450.8 million in 2026, or 0.8%, primarily due to a decrease in U.S. demand resulting from increased competition and timing of shipments in certain international markets. The decrease was partially offset by a favorable pricing change in the U.S. and the favorable impact of foreign currency exchange.
•Global VUMERITY revenue decreased $15.8 million, from $212.3 million in 2025 to $196.5 million in 2026, or 7.4%, primarily due to inventory dynamics.
•Global TECFIDERA revenue decreased $102.7 million, from $193.6 million in 2025 to $90.9 million in 2026, or 53.0%, driven by a decrease in global demand, particularly in Europe, as a result of multiple TECFIDERA generic entrants.
•Global Interferon revenue decreased $21.6 million, from $246.7 million in 2025 to $225.1 million in 2026, or 8.8%, driven by a decrease in global demand as patients continue the long-term trend of transitioning to oral and higher efficacy therapies, partially offset by an increase in pricing in the U.S.

•Global TYSABRI revenue increased $56.2 million, from $836.1 million in 2025 to $892.3 million in 2026, or 6.7%, primarily due to a favorable pricing change in the U.S. and the favorable impact of foreign currency exchange.
•Global VUMERITY revenue increased $24.4 million, from $351.1 million in 2025 to $375.5 million in 2026, or 6.9%, primarily due to favorable pricing in the U.S., partially offset by inventory dynamics.
•Global TECFIDERA revenue decreased $199.3 million, from $399.7 million in 2025 to $200.4 million in 2026, or 49.9%, driven by a decrease in global demand, particularly in Europe, as a result of multiple TECFIDERA generic entrants.
•Global Interferon revenue decreased $20.4 million, from $473.0 million in 2025 to $452.6 million in 2026, or 4.3%, driven by a decrease in global demand as patients continue the long-term trend of transitioning to oral and higher efficacy therapies, partially offset by an increase in pricing in the U.S. and the favorable impact of foreign currency exchange.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI.
In 2026 we expect total MS revenue will decline as a result of high levels of competition for many of our MS products in both the U.S. and rest of world markets. We expect TECFIDERA revenue will be adversely impacted by accelerating generic competition in certain markets in the E.U., and we expect TYSABRI revenue to continue to be adversely affected by the entrance of a biosimilar.

Table of Content

RARE DISEASE

(In millions)
$601.7
$85.6
$23.6
$197.6
$82.3
$8.3
$204.3
$543.0
$52.3
$12.5
$243.4
$78.0
$7.5
$149.3
Q2 '26
Q2 '25
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of World
QALSODY - Rest of World
SKYCLARYS - Rest of World

•U.S. SPINRAZA revenue increased $55.0 million, from $149.3 million in 2025 to $204.3 million in 2026, or 36.8%, primarily driven by demand and stocking for the high-dose regimen.
•Rest of world SPINRAZA revenue decreased $45.8 million, from $243.4 million in 2025 to $197.6 million in 2026, or 18.8%, primarily due to unfavorable inventory dynamics resulting from timing of shipments of SPINRAZA in certain international markets, partially offset by higher pricing of the high dose regimen and the favorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $37.6 million, from $130.3 million in 2025 to $167.9 million in 2026, or 28.9%, primarily related to an increase in global demand mostly driven by the continued launch in Europe and certain other international markets.
•Global QALSODY revenue increased $11.9 million, from $20.0 million in 2025 to $31.9 million in 2026, or 59.5%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

•U.S. SPINRAZA revenue increased $42.8 million, from $303.7 million in 2025 to $346.5 million in 2026, or 14.1% primarily driven by demand and stocking for the high-dose regimen.
•Rest of world SPINRAZA revenue decreased $83.5 million, from $512.9 million in 2025 to $429.4 million in 2026, or 16.3%, primarily due to unfavorable inventory dynamics resulting from timing of shipments of SPINRAZA in certain international markets, partially offset by the favorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $64.4 million, from $254.2 million in 2025 to $318.6 million in 2026, or 25.3%, primarily related to an increase in global demand mostly driven by the continued launch in Europe and certain other international markets.
•Global QALSODY revenue increased $28.9 million, from $35.5 million in 2025 to $64.4 million in 2026, or 81.4%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe.

Rare disease revenue includes sales from SPINRAZA, QALSODY and SKYCLARYS.
In 2026 we expect growth in rare disease revenue due to the continued launch of SKYCLARYS in Europe and other international markets as well as the continued launch of QALSODY in Europe. We anticipate global SPINRAZA revenue growth to be relatively flat in 2026.

Table of Content

SPECIALIZED IMMUNOLOGY

For the Three Months Ended
June 30, 2026

$127.8
$30.4
$97.4
(In millions)
Q2 '26
SYFOVRE
EMPAVELI

•In connection with our acquisition of Apellis on May 14, 2026, we acquired SYFOVRE (pegcetacoplan injection) for the treatment of GA, an immune-mediated retinal disease and EMPAVELI (pegcetacoplan) for the treatment of PNH, a rare blood disorder, and C3G and IC-MPGN, rare immune-mediated kidney diseases. U.S. revenue for SYFOVRE and EMPAVELI were $97.4 million and $30.4 million, respectively for the three and six months ended June 30, 2026.

For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

Table of Content

BIOSIMILARS
•For the three and six months ended June 30, 2026, compared to the same periods in 2025, the decreases in biosimilar revenue were primarily due to a decrease in sales volume and unfavorable pricing resulting from competition, partially offset by the favorable impact of foreign currency exchange.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ.

OTHER PRODUCT REVENUE
ZURZUVAE
For three months ended June 30, 2026, global ZURZUVAE revenue increased $24.4 million, from $46.4 million in 2025 to $70.8 million in 2026, or 52.6%. For six months ended June 30, 2026, global ZURZUVAE revenue increased $52.1 million, from $74.1 million in 2025 to $126.2 million in 2026 or 70.3%. The increases were primarily due to higher demand resulting from an increase in total patients in the U.S. We anticipate growth in U.S. ZURZUVAE revenue as we expect total patients to continue to increase in 2026.

Table of Content
REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Our share of RITUXAN, including RITUXAN HYCELA, GAZYVA and LUNSUMIO collaboration operating profits in the U.S., royalty revenue on sales of OCREVUS and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Royalty revenue on sales of OCREVUS	$381.4	$353.8	$698.6	$642.6
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	125.7	107.7	220.4	191.4
Other revenue from anti-CD20 therapeutic programs	6.4	5.8	13.6	11.5
Total revenue from anti-CD20 therapeutic programs	$513.5	$467.3	$932.6	$845.5
ROYALTY REVENUE ON SALES OF OCREVUS
For the three and six months ended June 30, 2026, compared to the same periods in 2025, the increases in royalty revenue on sales of OCREVUS were primarily due to sales growth of OCREVUS in the U.S.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three and six months ended June 30, 2026, compared to the same periods in 2025, the increases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to increases in sales volumes.
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
For the three and six months ended June 30, 2026, we recognized Alzheimer's collaboration revenue of approximately $63.7 million and $123.2 million, respectively, compared to $54.9 million and $87.9 million, respectively, in the prior year comparative periods. The increases were primarily due to higher sales volumes driven by the continued launch of LEQEMBI in the U.S. and international markets. Additionally, the second quarter of 2025 reflects the favorable impact from the timing of shipments to China as we optimized our global inventory positions.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Table of Content
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Contract manufacturing revenue	$232.4	$225.0	$469.6	$507.3
Royalty and other revenue	10.0	19.6	19.7	30.6
Total contract manufacturing, royalty and other revenue	$242.4	$244.6	$489.3	$537.9
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
For the three months ended June 30, 2026, compared to the same periods in 2025, the increase in contract manufacturing revenue was primarily driven by the contract manufacturing business acquired as part of our acquisition of Apellis.
For the six months ended June 30, 2026, compared to the same periods in 2025, the decrease in contract manufacturing revenue were primarily driven by lower volumes due to timing of batch production.
ROYALTY AND OTHER REVENUE
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and royalties we receive from net sales on products related to patents that we have out-licensed, including arrangements with Sobi that we inherited through our acquisition of Apellis.
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
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA, such as the OBBBA. The full extent of the IRA's impact on our sales and, in turn, our business, remains uncertain.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Contractual adjustments	$627.6	$680.1	$1,282.9	$1,338.4
Discounts	223.0	208.4	437.8	395.5
Returns	9.4	8.7	27.1	18.2
Total discounts and allowances	$860.0	$897.2	$1,747.8	$1,752.1
For the three and six months ended June 30, 2026, reserves for discounts and allowances as a percentage of gross product revenue were approximately 30.7% and 32.0%, respectively, compared to 31.9% and 32.5%, respectively, in the prior year comparative periods.

Table of Content
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, GPO rebates, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended June 30, 2026, compared to the same period in 2025, the decrease in contractual adjustments was primarily driven by favorable changes in estimates primarily due to lower Medicaid rebates in the U.S., as well as lower Medicare manufacturer reserve in the U.S. and lower rebates in rest of world markets. The decreases were partially offset by GPO rebates and other rebates resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis.
For the six months ended June 30, 2026, compared to the same period in 2025, the decrease in contractual adjustments was primarily driven by favorable changes in estimates primarily due to lower Medicaid rebates in the U.S., as well as lower managed care rebates in the U.S. and lower rebates in rest of world markets. The decreases were partially offset by GPO rebates and other rebates resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three months ended June 30, 2026, compared to the same period in 2025, the increase in discounts was primarily driven by higher volume discounts in the U.S. and rest of world as well as discounts recorded resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis.
For the six months ended June 30, 2026, compared to the same period in 2025, the increase in discounts was primarily driven by higher purchase discounts in rest of world, higher volume discounts in the U.S. and discounts recorded resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis.
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
For the six months ended June 30, 2026, compared to the same period in 2025, the increase in returns were primarily driven by higher returns in the U.S.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

Table of Content
COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$776.9	$605.0	$171.9	28.4%
Research and development	529.6	399.0	130.6	32.7
Acquired in-process research and development, upfront and milestone expense	164.0	46.6	117.4	251.9
Selling, general and administrative	709.7	583.8	125.9	21.6
Amortization and impairment of acquired intangible assets	168.2	130.9	37.3	28.5
Collaboration profit sharing/(loss reimbursement)	68.8	75.0	(6.2)	(8.3)
(Gain) loss on fair value remeasurement of contingent consideration	2.5	13.2	(10.7)	(81.1)
Restructuring charges	165.4	(0.7)	166.1	nm
Other (income) expense, net	18.5	48.7	(30.2)	(62.0)
Total cost and expense	$2,603.6	$1,901.5	$702.1	36.9%

	For the Six Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,437.9	$1,234.3	$203.6	16.5%
Research and development	1,068.6	833.1	235.5	28.3
Acquired in-process research and development, upfront and milestone expense	198.0	247.3	(49.3)	(19.9)
Selling, general and administrative	1,317.0	1,156.3	160.7	13.9
Amortization and impairment of acquired intangible assets	304.7	242.7	62.0	25.5
Collaboration profit sharing/(loss reimbursement)	143.0	133.1	9.9	7.4
(Gain) loss on fair value remeasurement of contingent consideration	23.0	22.8	0.2	0.9
Restructuring charges	173.3	34.6	138.7	400.9
Other (income) expense, net	38.2	117.1	(78.9)	(67.4)
Total cost and expense	$4,703.7	$4,021.3	$682.4	17.0%

nm Not meaningful

Table of Content
COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Product	$582.3	$415.0	$1,061.0	$877.2
Royalty	194.6	190.0	376.9	357.1
Total cost of sales	$776.9	$605.0	$1,437.9	$1,234.3
PRODUCT COST OF SALES
For the three and six months ended June 30, 2026, compared to the same periods in 2025, the increases in product cost of sales were primarily due to higher period costs, higher cost of contract manufacturing revenue driven by the timing of batch releases, and higher amortization costs associated with the acquired inventory fair value step-up adjustment for SKYCLARYS, SYFOVRE and EMPAVELI.
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
As a result of our acquisition of Apellis in May 2026, we recorded approximately $712.0 million of acquired inventory related to SYFOVRE and EMPAVELI, inclusive of fair value step-up adjustments related to the acquired inventory of SYFOVRE and EMPAVELI totaling approximately $567.5 million. We expect these amounts to be fully amortized by the end of 2029. For the three and six months ended June 30, 2026, amortization from the fair value step-up adjustments was approximately $69.7 million. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS. We expect this amount to be fully amortized by the end of 2028. For the three and six months ended June 30, 2026, amortization from the fair value step-up adjustment recorded in cost of sales was approximately $95.6 million and $146.4 million, respectively, compared to $52.5 million and $103.9 million, respectively, in the prior year comparative periods. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
ROYALTY COST OF SALES
For the three months ended June 30, 2026, compared to the same period in 2025, the increase in royalty cost of sales was primarily due to royalties of $4.9 million associated with agreements acquired from Apellis.
For the six months ended June 30, 2026, compared to the same period in 2025, the increase in royalty cost of sales was primarily due to higher royalties payable associated with higher sales of TYSABRI.

Table of Content
RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 19.4% and 15.1% for the three months ended June 30, 2026 and 2025, respectively.
For the three months ended June 30, 2026, compared to the same period in 2025, the increase in research and development was primarily driven by approximately $37.5 million of step-up amortization related to SKYCLARYS inventory, higher spend on clinical trials, including felzartamab, salanersen and litifilimab as well as operating expense from Apellis. Clinical trial spend related to litifilimab during the second quarter of 2026 and 2025 was offset by $25.0 million and $50.0 million, respectively, in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
Q2 2026 vs. Q2 2025
The decrease in early stage program expense was driven by a decrease in costs associated with:
•the advancement of salanersen for the treatment of SMA to late stage.
LATE STAGE PROGRAMS
Q2 2026 vs. Q2 2025
The increase in late stage program expense was driven by an increase in costs associated with:
•the advancement of salanersen for the treatment of SMA;
•the development of felzartamab for AMR, IgAN and PMN; and
•the development of litifilimab for the treatment of CLE and SLE, offset by Royalty Pharma funding received during the second quarter of 2026 and 2025 of $25.0 million and $50.0 million, respectively.
MARKETED PROGRAMS
Q2 2026 vs. Q2 2025
The increase in marketed program expense was driven by an increase in costs associated with:
•$37.5 million of step-up amortization related to SKYCLARYS inventory; and
•operating expenses incurred subsequent to our acquisition of Apellis.

Table of Content

Research and development expense, as a percentage of total revenue, was 20.5% and 16.4% for the six months ended June 30, 2026 and 2025, respectively.
For the six months ended June 30, 2026, compared to the same period in 2025, the increase in research and development was primarily driven by approximately $94.3 million of step-up amortization related to SKYCLARYS inventory, higher spend on clinical trials, including felzartamab, salanersen and litifilimab as well as operating expense from Apellis. Clinical trial spend related to litifilimab during 2026 and 2025 was offset by $50.0 million and $100.0 million, respectively, in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
YTD 2026 vs. YTD 2025
The decrease in early stage programs was driven by a decrease in costs associated with:
•the advancement of felzartamab for IgAN and PMN to late stage.
LATE STAGE PROGRAMS
YTD 2026 vs. YTD 2025
The increase in late stage programs was driven by an increase in costs associated with:
•the development of felzartamab for AMR, IgAN and PMN;
•the development of litifilimab for the treatment of CLE and SLE, offset by Royalty Pharma funding received during 2026 and 2025 of $50.0 million and $100.0 million, respectively;
•the advancement of salanersen for the treatment of SMA; and
•the development of zorevunersen for the treatment of Dravet syndrome.
MARKETED PROGRAMS
YTD 2026 vs. YTD 2025
The increase in marketed programs was driven by an increase in costs associated with:
•$94.3 million of step-up amortization related to SKYCLARYS inventory;
•expenses incurred resulting from our acquisition of Apellis; and
•increased spend on LEQEMBI for the treatment of Alzheimer's disease.

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
We expect our core research and development expense to increase in 2026, primarily due to investments in our late-stage programs and the reduction of research and development funding received from Royalty Pharma, which concluded during the second quarter of 2026. We intend to continue committing significant resources to targeted research and development opportunities while continuing to invest in our pipeline, where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT, UPFRONT AND MILESTONE EXPENSE
Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with collaboration and license agreements such as upfront and milestone payments and, when applicable, premiums on equity securities and asset acquisitions of acquired in-process research and development.
For the three and six months ended June 30, 2026, acquired in-process research and development, upfront and milestone expense totaled approximately $164.0 million and $198.0 million, respectively, compared to $46.6 million and $247.3 million, respectively, in the prior year comparative periods. The decrease was driven by higher upfront and milestone payments in 2025 compared to 2026.
For the three months ended June 30, 2026, acquired in-process research and development, upfront and milestone expense primarily consists of the following activity:
•Upfront payment of $100.0 million to TJ Bio to acquire exclusive rights to felzartamab in the greater China region;
•Milestone payment of $45.0 million to Ionis in connection with the initiation of a Phase 3 trial in salanersen; and
•Upfront payment of $15.0 million to Ionis in connection with an option to obtain a worldwide, exclusive, royalty-bearing license to develop and commercialize a pre-clinical therapy.
For the three months ended June 30, 2025, acquired in-process research and development, upfront and milestone expense primarily consists of the following activity:
•Milestone payment of $30.0 million to MorphoSys accrued in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN; and
•Upfront payment of $16.0 million to City Therapeutics in connection with the closing of our strategic research arrangement in May 2025.
For the six months ended June 30, 2026, acquired in-process research and development, upfront and milestone expense also included the following activity:
•Upfront payment of $20.0 million to Alteogen in connection with the closing of our collaboration and license agreement; and
•Upfront payment of $12.0 million to Alloy in connection with the closing of our collaboration and license agreement.

Table of Content
For the six months ended June 30, 2025, acquired in-process research and development, upfront and milestone expense also included the following activity:
•Upfront payment of $165.0 million to Stoke in connection with the closing of our collaboration and license agreement; and
•Milestone payment of $35.0 million to MorphoSys in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of AMR.
For additional information on our collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
SELLING, GENERAL AND ADMINISTRATIVE
For the three and six months ended June 30, 2026, compared to the same periods in 2025, selling, general and administrative expense increased by approximately 21.6% and 13.9%, respectively, primarily due to the inclusion of the commercial and management operations of Apellis subsequent to our acquisition of the company and an increase in operational spending on sales and marketing activities in support of our U.S. and international product launches.
We expect selling, general and administrative expense for 2026 to increase when compared to 2025. We anticipate increased spend related to our integration efforts around our acquisition of Apellis and continued investment in product launches and pre-launch activities, partially offset by reduced spending for our mature products.
AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to TYSABRI, AVONEX, SPINRAZA, VUMERITY, SKYCLARYS, and upon the May 2026 acquisition of Apellis, SYFOVRE and EMPAVELI.
For the three and six months ended June 30, 2026, amortization of acquired intangible assets, excluding impairment charges, totaled $168.2 million and $304.7 million, respectively, compared to $127.4 million and $239.2 million, respectively in the prior year comparative periods. The increases were primarily due to higher rates of amortization for the acquired intangible assets associated with SKYCLARYS. Additionally, we recorded $22.6 million of amortization for the acquired intangible assets as part of our acquisition of Apellis for the three and six months ended June 30, 2026. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
For the three and six months ended June 30, 2026, we had no impairment charges. For the three and six months ended June 30, 2025, amortization and impairment of acquired intangible assets reflect the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 7, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
COLLABORATION PROFIT SHARING/(LOSS REIMBURSEMENT)
Collaboration profit sharing/(loss reimbursement) includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and collaboration profit sharing/(loss reimbursement) related to Supernus' 50.0% share of the profit or loss related to ZURZUVAE for PPD.
For the three and six months ended June 30, 2026, we recognized net profit-sharing expense of approximately $44.9 million and $102.1 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to net profit-sharing expense of approximately $57.2 million and $105.2 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2026, we recognized net profit-sharing expense of approximately $23.9 million and $40.9 million, respectively, to reflect Supernus' 50.0% share of the net collaboration results, compared to net profit-sharing expense of approximately $17.8 million and $27.9 million, respectively, in the prior year comparative periods.
For additional information on our collaboration and license arrangements with Samsung Bioepis and Supernus, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Table of Content
(GAIN) LOSS ON FAIR VALUE REMEASUREMENT OF CONTINGENT CONSIDERATION
Consideration payable for certain of our business combinations include future payments that are contingent upon the occurrence of a particular event or events. We record an obligation for such contingent consideration payments at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income. In connection with our acquisitions of HI-Bio and Apellis we recorded contingent consideration obligations related to potential milestone payments.
For the three and six months ended June 30, 2026, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probabilities of success and expected timing of the achievement of certain remaining developmental milestones related to our acquisition of HI-Bio, and the recognition of a $4.1 million obligation related to the acquisition of Apellis.
During the second quarter of 2025 the first milestone related to the fourth patient dosed in a phase 3 clinical trial of felzartamab for AMR was achieved, resulting in a $150.0 million milestone payment made to the former shareholders of HI-Bio, which was paid during the third quarter of 2025.
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
RESTRUCTURING CHARGES
APELLIS INTEGRATION
Following the closing of the Apellis acquisition, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. For the three and six months ended June 30, 2026, we recognized approximately $153.2 million of net pre-tax restructuring charges, primarily consisting of employee severance costs and the acceleration of bonus payments that were subject to a double-trigger provision.
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
For the six months ended June 30, 2025, we recorded approximately $34.2 million in restructuring charges related to severance costs from our Fit for Growth program within restructuring charges in our condensed consolidated statements of income.
OTHER (INCOME) EXPENSE, NET
For the three and six months ended June 30, 2026, compared to the same periods in 2025, the changes in other (income) expense, net primarily reflects higher gains on our equity investments in 2026.
INTEREST INCOME AND EXPENSE
For the three and six months ended June 30, 2026, net interest expense were approximately $57.0 million and $86.7 million, respectively, compared to $40.3 million and $76.4 million, respectively, in the prior year comparative periods. The changes were primarily due to lower interest income and higher interest expense resulting from our acquisition of Apellis. We anticipate higher net interest expense to continue in 2026 compared to 2025.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended June 30, 2026, net unrealized and realized gains on our holdings in equity securities were approximately $42.8 million and zero, respectively, compared to net unrealized and realized gains of approximately $5.3 million and zero, respectively, in the prior year comparative periods.

Table of Content
•The net unrealized gains recognized during the three months ended June 30, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $46.7 million.
•The net unrealized gains recognized during the three months ended June 30, 2025, primarily reflect an increase in the aggregate fair value of our investments in Sage and Denali common stock of approximately $10.1 million. Sage was later disposed of during the third quarter of 2025.
For the six months ended June 30, 2026, net unrealized and realized gains on our holdings in equity securities were approximately $61.9 million and $3.2 million, respectively, compared to net unrealized losses and realized gains of approximately $35.7 million and $5.4 million, respectively, in the prior year comparative periods.
•The net unrealized gains recognized during the six months ended June 30, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $65.9 million.
•The net unrealized losses recognized during the six months ended June 30, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $45.7 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million. Sage was later disposed of during the third quarter of 2025.
INCOME TAX PROVISION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except percentages)	2026	2025	2026	2025
Income before income tax (benefit) expense	$132.4	$744.0	$510.1	$1,055.2
Income tax (benefit) expense	34.9	109.2	93.1	179.9
Effective tax rate	26.4%	14.7%	18.3%	17.0%
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
For the three and six months ended June 30, 2026, our effective tax rate was 26.4% and 18.3%, respectively, compared to 14.7% and 17.0%, respectively, in the prior year comparative periods. The increase in our effective tax rate for the three months ended June 30, 2026 was primarily driven by non-deductible expenses related to our Apellis acquisition and, to a lesser extent, the favorable deferred tax impacts of decreases in foreign withholding taxes recorded in the second quarter of 2025. The six months ended June 30, 2026, compared to the same period in 2025, also reflects favorable impacts of a current year settlement of a foreign tax audit and the vesting of certain share-based awards.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the three and six months ended June 30, 2026 and 2025, reflects currently enacted legislation and guidance related to the OECD model rules, including the Pillar Two side-by-side package announced by the OECD in January 2026. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of June 30, 2026 and December 31, 2025. At this stage, we do not believe the side-by-side package impacts our financial results as of June 30, 2026 and December 31, 2025.
For additional information on our income taxes, please read Note 17, Income Taxes, to our consolidated financial statements included in our 2025 Form 10-K.

Table of Content
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2026	As of December 31, 2025	$ Change	% Change
Financial assets:
Cash and cash equivalents	$1,285.0	$3,008.5	$(1,723.5)	(57.3)%
Marketable securities — current	—	807.2	(807.2)	(100.0)
Marketable securities — non-current	—	431.9	(431.9)	(100.0)
Total cash, cash equivalents and marketable securities	$1,285.0	$4,247.6	$(2,962.6)	(69.7)%
Borrowings:
Current portion notes payable	$800.0	$—	$800.0	nm
Notes payable	$7,290.3	$6,286.8	$1,003.5	16.0%
Total borrowings	$8,090.3	$6,286.8	$1,803.5	28.7%
Working capital:
Current assets	$7,305.7	$8,974.1	$(1,668.4)	(18.6)%
Current liabilities	(3,917.1)	(3,349.4)	(567.7)	16.9
Total working capital	$3,388.6	$5,624.7	$(2,236.1)	(39.8)%
OVERVIEW
We have historically financed and expect to continue to fund our operating and capital expenditures primarily through cash flow earned through our operations and borrowings, as well as our existing cash resources. We believe that the continued overall decline in our MS business from generic and biosimilar competition, our investments in the launch of key new products, the cost of developing of our pipeline and the completion of research funding arrangement with Royalty Pharma will have a significant adverse impact on our future cash flow from operations. We expect that these factors will be partially offset in the long term by the increased sales of new products and cash flows from the Apellis business.
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
On May 14, 2026, we completed the acquisition of all of the issued and outstanding shares of Apellis for $5.3 billion. This transaction was funded with available cash and marketable securities on hand, supplemented by the issuance of a $2.0 billion term loan under our 2026 Term Loan and a $400.0 million drawdown from our revolving credit facility. In connection with the acquisition we assumed responsibility for its outstanding debt obligations totaling approximately $496.7 million, which we subsequently repaid as of June 30, 2026. Additionally, we converted Apellis's outstanding unvested equity awards into cash awards totaling $416.3 million. These awards vest over the remaining requisite service periods of the original awards and are payable only if the applicable service conditions are satisfied, unless accelerated under specified termination provisions.
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $3.4 billion and $5.6 billion as of June 30, 2026 and December 31, 2025, respectively. The change in working capital reflects a decrease

Table of Content
in total current assets of approximately $1.7 billion and an increase in total current liabilities of approximately $567.7 million. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$2.5 billion decrease in cash, cash equivalents and current marketable securities primarily due to consideration paid for our acquisition of Apellis as well as the repayment of $496.7 million in outstanding debt obligations assumed as part our Apellis acquisition;
•$543.2 million increase in accounts receivable primarily due to acquired receivables resulting for our acquisition of Apellis; and
•$216.2 million increase in inventory primarily due to the fair value step up adjustment for acquired inventory resulting from our acquisition of Apellis.
CURRENT LIABILITIES
•$800.0 million increase in current portion of debt due to the short-term portion of the outstanding term loan related to our acquisition of Apellis; and
•$176.3 million decrease in accrued expense and other primarily due to the timing of our annual incentive compensation payment.
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of June 30, 2026, we had cash, cash equivalents and marketable securities totaling approximately $1.3 billion compared to approximately $4.2 billion as of December 31, 2025. The decrease in the balance was primarily due to the use of cash, cash equivalents and marketable securities to fund our acquisition of Apellis and subsequent settlement of its outstanding debt obligations, partially offset by the issuance of term loans and cash generated from operations.
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
CASH FLOW
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2026	2025	% Change
Net cash flow provided by (used in) operating activities	$1,094.4	$420.2	160.4%
Net cash flow provided by (used in) investing activities	(4,048.7)	(104.3)	nm
Net cash flow provided by (used in) financing activities	1,252.2	(34.7)	nm

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

Table of Content
•(gains) losses on the disposal of assets, deferred income taxes, changes in the fair value of contingent payments associated with our acquisitions of businesses and acquired in-process research and development.
For the six months ended June 30, 2026, compared to the same period in 2025, the increase in net cash flow provided by operating activities was primarily due to higher worldwide tax payments in 2025, compared to the same period in 2026. Net income in 2025 also included the $165.0 million upfront payment made to Stoke in connection with the closing of our collaboration and license agreement.
INVESTING ACTIVITIES
For the six months ended June 30, 2026, compared to the same period in 2025, the change in net cash flow in investing activities was primarily due to a $5.1 billion payment made in 2026 for our acquisition of Apellis, net of cash acquired. Additionally, in April 2026 we entered into a definitive agreement with TJ Bio to acquire TJ Bio's exclusive rights to felzartamab in the greater China region and made an upfront payment of $100.0 million during the second quarter of 2026.
FINANCING ACTIVITIES
For the six months ended June 30, 2026, compared to the same period in 2025, the change in net cash flow in financing activities was primarily due to the issuance of term loans totaling $2.0 billion under 2026 Term Loan which were used to partially fund our acquisition of Apellis, partially offset by a $200.0 million payment to settle a portion of the 2026 Term Loan and payments to settle debt obligations assumed from our Apellis acquisition totaling $496.7 million. Additionally, we borrowed $400.0 million under our revolving credit facility during the second quarter of 2026 and was repaid in full in June 2026.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations consist of our 2026 Term Loan and long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2055. As of June 30, 2026, our outstanding balance related to long-term debt was $7.3 billion, net of discounts and debt offering costs.
In connection with our acquisition of Apellis we entered into a $2.0 billion term loan credit agreement. On the closing date of the Apellis acquisition we drew $2.0 billion from the 2026 Term Loan, comprised of a $1.0 billion floating rate 364-day tranche and a $1.0 billion floating rate two-year tranche. As of June 30, 2026, we had $1.8 billion outstanding under the term loan credit agreement, of which $800.0 million was outstanding under the 364-day tranche and $1.0 billion outstanding under the two-year tranche.
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. We borrowed $400.0 million under our revolving credit facility during the second quarter of 2026 and this borrowing was repaid in full in June 2026. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2026 and December 31, 2025, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our credit facility please read Note 12, Indebtedness, to these condensed consolidated financial statements.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and six months ended June 30, 2026 and 2025. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2026.

Table of Content
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
In connection with our acquisition of Apellis in May 2026 we assumed additional contractual obligations related to operating lease commitments and royalty payments. Apellis entered into agreements to pay royalties on future sales which will cumulatively range in the low to mid single digits.
Aside from our new commitments related to Apellis, there have been no material changes in our contractual obligations since December 31, 2025.
CONTINGENT CONSIDERATION RELATED TO ACQUISITION OF BUSINESSES
In connection with our acquisition of Apellis in May 2026, each shareholder is entitled to one contractual, non-transferable contingent value right per share representing the right to receive contingent cash payments of up to an aggregate of $4.00 per share in cash, subject to the achievement of specified annual global net sales thresholds for SYFOVRE. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
In connection with our acquisition of Alcyone in November 2025, we may pay additional development and regulatory milestone payments to the former shareholders of Alcyone of up to a total of $75.0 million if approval is received for ThecaFlex DRx administration of SPINRAZA or other additional pipeline products.
In connection with our acquisition of HI-Bio in July 2024, we may make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration obligations associated with this acquisition at its fair value on the acquisition date and we revalue this obligation each reporting period. We may pay up to approximately $350.0 million in remaining milestones related to this acquisition. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of June 30, 2026, we could make potential future milestone payments to third parties of up to approximately $7.9 billion, including approximately $1.0 billion in development milestones, approximately $0.9 billion in regulatory milestones and approximately $6.0 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2026, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain research milestones are met, we may pay up to approximately $25.3 million in additional milestones in 2026 under our current agreements, excluding opt-in payments.
OTHER FUNDING COMMITMENTS
As of June 30, 2026, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $38.5 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of June 30, 2026. We have approximately $627.6 million in cancellable future commitments based on existing CRO contracts as of June 30, 2026.

Table of Content
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2026, we have approximately $145.2 million of liabilities associated with uncertain tax positions.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2026, and is not expected to have a material impact on our results of operations or financial position in the future.

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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2026 and December 31, 2025, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $243.0 million and $278.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and the actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2026 and December 31, 2025.

ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On May 14, 2026, we completed our acquisition of Apellis. The Apellis acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of the acquired Apellis business have been included in our results of operations since May 14, 2026.
While we are currently in the process of evaluating and integrating Apellis' historical internal controls over financial reporting with ours, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of June 30, 2026, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
We have many products in the stages of ongoing commercial launch in the U.S. and certain international markets. LEQEMBI continues to expand its commercial presence in the U.S. and certain international markets and SKYCLARYS is in the early stages of commercial launch in certain European markets. In addition to risks associated with new product launches and the other factors described in these Risk Factors, Biogen’s and Eisai’s ability to successfully commercialize LEQEMBI and our ability to successfully commercialize SKYCLARYS may be adversely affected due to:
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
Any failure in the execution of a transaction, in the integration of an acquired asset or business or in achieving expected synergies could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations. For example, in May 2026, we completed our acquisition of Apellis, which became a wholly-owned subsidiary. Our ability to realize the anticipated benefits of the acquisition depends on, among other things, how efficiently and effectively we are able to integrate Apellis’ operations into ours and to commercialize EMPAVELI and SYFOVRE.
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
•disputes may arise under an agreement, including with respect to the achievement and payment of milestones, payment of development or commercial costs, ownership of rights to technology developed and the underlying agreement may fail to provide us with significant protection or may fail to be effectively enforced if the collaborators or third parties fail to perform;
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
There is also significant economic pressure on state budgets, and certain states are increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. Some states have adopted or considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases. State Medicaid programs are also requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Government efforts to reduce Medicaid expense may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding limitation on prices and reimbursement for our products which may adversely affect our business and financial condition.
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
Cybersecurity threats and incidents are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, particularly when they impact employees, vendors, customers or suppliers, and other companies in our supply chain. Cybersecurity threats and incidents are often carried out by motivated, well-resourced, skilled and persistent threat actors, including nation states, organized crime groups, “hacktivists” and may include or target employees or contractors acting with careless or malicious intent. Recent developments in the threat landscape include use of adversarial AI techniques, including generative AI models and machine learning, as well as an increased number of cyber extortion attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. AI technologies, including generative AI models and machine learning, develop rapidly and threat actors use them to identify currently unknown vulnerabilities and create new sophisticated attack methods that are increasingly automated, targeted, coordinated and more difficult to defend against. This may necessitate ongoing enhancements to our cybersecurity systems and infrastructure. Geopolitical instability may increase the risk of cybersecurity threats. Cybersecurity threats or incidents may include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information systems and data. Cybersecurity threats and incidents also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, integration of acquired businesses, assets or operations, the underperformance or discontinuation of one or more marketed, preclinical or clinical programs, recruitment by competitors or changes in the overall labor market. Changes in our organizational structure or in our flexible working arrangements could also impact productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure, debt refinancing, debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, which lead to uncertainty and liquidity issues for both borrowers and investors. Recent and potential disruptions, including those related to tariff announcements and trade policy uncertainty, may exacerbate these conditions. In the event of adverse conditions, we may be unable to obtain capital or credit market financing on favorable terms which could significantly increase our financing costs. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws, especially in the U.S. (including the OBBBA) and Switzerland, and regulations either prospectively or retrospectively and the effects of the integrations of acquired businesses. Our estimates concerning the impact of the OBBBA remain subject to developing interpretations of the provisions of the OBBBA, which may require further adjustments and changes in our estimates, and could have a material adverse effect on our business.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the second quarter of 2026:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$2,050.0
May 1, 2026 - May 31, 2026	—	$—	—	$2,050.0
June 1, 2026 - June 30, 2026	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the second quarter of 2026.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three months ended June 30, 2026 and 2025. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2026.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into, amend or terminate Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the second quarter of 2026, our officers and directors took the following actions with respect to trading arrangements:

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Purchased or Sold	Expiration Date
Priya Singhal, M.D., EVP, Head of Development(1)	Adopt	4/30/2026	X	—	20,400	10/29/2027
Lloyd Minor, Director	Adopt	5/4/2026	X	—	593	8/7/2026

(1) Dr. Singhal's Rule 10b5-1 trading arrangement provides for the sale of (i) up to 20,400 shares of our common stock and (ii) all of the shares of our common stock to be acquired under our Employee Stock Purchase Plan during the term of the 10b5-1 trading arrangement. The number of shares to be acquired under the plan is not determinable at this time as the purchase price for such shares will be determined at the end of the applicable purchase period under the plan.

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Contingent Value Rights Agreement, dated as of May 14, 2026, by and among Biogen, Apellis and Equiniti Trust Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Biogen with the SEC on May 14, 2026).

10.2
Credit Agreement, dated as of May 12, 2026, by and among Biogen, U.S. Bank National Association and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Biogen with the SEC on May 14, 2026).

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ ROBIN C. KRAMER
Robin C. Kramer
Chief Financial Officer
(principal financial officer)
July 29, 2026