Form 10-Q
period 2026-09-30
BIOGEN INC.
filed 2026-10-28
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 26, 2026, was 147,820,223 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2026

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
•our expectations regarding certain legal and regulatory proceedings and investigations, and the currently anticipated impact of certain MFN pricing initiatives; and
•our belief that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future.
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
•the successful execution of our strategic and growth initiatives, including acquisitions, and our ability to realize the anticipated benefits from our acquisitions of Reata, HI-Bio and Apellis, including future performance of the SKYCLARYS, EMPAVELI and SYFOVRE products, development of the felzartamab product, future development of drug delivery solutions and anticipated synergies;
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
•the potential impact of healthcare reform in the U.S., including the IRA (or other legislative or executive acts that may modify or replace the IRA, such as the OBBBA) and the impact of the IRA Medicare Part D redesign, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products, as well as the continued and potential future impact of legislative and regulatory changes and priorities, including actions related to MFN drug pricing initiatives and reform including the recently finalized Global Benchmark for Efficient Drug Pricing Model;

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

NOTE REGARDING DISCLOSURES
From time to time, we have used, or expect in the future to use, our investor relations website (investors.biogen.com), the Biogen LinkedIn account (linkedin.com/company/biogen-) and the Biogen X account (https://x.com/biogen) as a means of disclosing information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Accordingly, investors should monitor our investor relations website and these social media channels in addition to our press releases, SEC filings, public conference calls and websites, as the information posted on them could be material to investors.

DEFINED TERMS

2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2026 Term Loan	$2.0 billion term loan credit agreement
2025 Senior Notes	Senior Unsecured Notes Issued in May 2025
AbbVie	AbbVie Inc.
AI	Artificial Intelligence
Alcyone	Alcyone Therapeutics, Inc.
Alloy	Alloy Therapeutics, Inc.
ALS	Amyotrophic Lateral Sclerosis
Alteogen	Alteogen Inc.
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
Apellis	Apellis Pharmaceuticals, Inc.
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
BLA	Biologics License Application
C3G	C3 Glomerulopathy
CCPA	California Consumer Privacy Act
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
CROs	Contract Research Organizations
CVR	Contingent Value Right
Denali	Denali Therapeutics Inc.
District Court	U.S. District Court for the District of Massachusetts
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
E.U.	European Union
FA	Friedreich Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Fit for Growth	Cost saving program initiated in 2023
FSGS	Focal Segmental Glomerulosclerosis
GA	Geographic Atrophy
Genentech	Genentech, Inc.
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
GPO	Group Purchasing Organization
HHS	U.S. Department of Health and Human Services
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IC-MPGN	Immune Complex Membranoproliferative Glomerulonephritis
IEEPA	International Emergency Economic Powers Act
IgAN	Immunoglobulin A Nephropathy

DEFINED TERMS (continued)

IND	Investigational New Drug
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LEQEMBI Collaboration Agreement	Amended and Restated Collaboration Agreement entered into by Biogen MA Inc. and Eisai Co., Ltd. on October 22, 2017, as amended on March 13, 2022
LRRK2	Leucine-Rich Repeat Kinase 2
MorphoSys	MorphoSys AG
MFN	Most-Favored-Nation
MS	Multiple Sclerosis
MVI	Microvascular Inflammation
NCTI	Net CFC Tested Income, previously known as Global Intangible Low-Taxed Income or GILTI
Neurimmune	Neurimmune SubOne AG
NMPA	National Medical Products Administration
OBBBA	Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act
OECD	Organization for Economic Co-operation and Development
Organon	Organon LLC
PDUFA	Prescription Drug User Fee Act
PHS Act	Public Health Service Act
PMN	Primary Membranous Nephropathy
PNH	Paroxysmal Nocturnal Hemoglobinuria
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
RayThera	RayThera Inc.
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RNAi	RNA interference
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
Sobi	Swedish Orphan Biovitrum AB (Publ)
SOD1	Superoxide Dismutase 1
Supernus	Supernus Pharmaceuticals, Inc.
SWISSMEDIC	Swiss Agency for Therapeutic Products
TJ Bio	TJ Biopharma (Hangzhou) Co., Ltd.
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Affairs
VAT	Value-added Tax

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$2,088.7	$1,846.9	$5,757.4	$5,452.1
Revenue from anti-CD20 therapeutic programs	497.3	493.9	1,429.9	1,339.4
Alzheimer's collaboration revenue	68.4	42.7	191.6	130.6
Contract manufacturing, royalty and other revenue	149.7	151.2	639.0	689.1
Total revenue	2,804.1	2,534.7	8,017.9	7,611.2
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	748.4	674.4	2,186.3	1,908.7
Research and development	574.0	436.1	1,642.6	1,269.2
Acquired in-process research and development, upfront and milestone expense	283.8	2.1	481.8	249.4
Selling, general and administrative	752.0	594.8	2,069.0	1,751.1
Amortization and impairment of acquired intangible assets	172.8	135.7	477.5	378.4
Collaboration profit sharing/(loss reimbursement)	77.8	87.2	220.8	220.3
(Gain) loss on fair value remeasurement of contingent consideration	0.4	5.6	23.4	28.4
Restructuring charges	66.5	7.4	239.8	42.0
Other (income) expense, net	137.4	34.1	175.6	151.2
Total cost and expense	2,813.1	1,977.4	7,516.8	5,998.7
(Loss) Income before income tax (benefit) expense	(9.0)	557.3	501.1	1,612.5
Income tax (benefit) expense	11.6	90.8	104.7	270.7
Net (loss) income attributable to Biogen Inc.	$(20.6)	$466.5	$396.4	$1,341.8

Net (loss) income per share:
Basic earnings per share attributable to Biogen Inc.	$(0.14)	$3.18	$2.69	$9.16
Diluted earnings per share attributable to Biogen Inc.	$(0.14)	$3.17	$2.66	$9.14

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	147.8	146.6	147.5	146.4
Diluted earnings per share attributable to Biogen Inc.	147.8	147.1	148.9	146.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to Biogen Inc.	$(20.6)	$466.5	$396.4	$1,341.8
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	—	—	(0.2)	—
Unrealized gains (losses) on cash flow hedges, net of tax	12.2	26.5	79.6	(137.1)
Unrealized gains (losses) on pension benefit obligation, net of tax	(0.2)	—	(1.0)	1.0
Currency translation adjustments, net of tax	(4.6)	(3.2)	(16.7)	57.5
Total other comprehensive income (loss), net of tax	7.4	23.3	61.7	(78.6)
Comprehensive income (loss) attributable to Biogen Inc.	$(13.2)	$489.8	$458.1	$1,263.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,303.9	$3,008.5
Current portion of marketable securities	—	807.2
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $3.0, respectively	1,884.6	1,342.4
Due from anti-CD20 therapeutic programs	498.0	524.6
Inventory	2,224.4	2,168.1
Other current assets	1,673.5	1,123.3
Total current assets	7,584.4	8,974.1
Marketable securities	—	431.9
Property, plant and equipment, net	2,967.6	3,055.4
Operating lease assets	176.1	265.4
Intangible assets, net	13,379.9	9,178.5
Goodwill	6,992.6	6,491.1
Deferred tax asset	293.7	292.5
Investments and other assets	659.8	750.6
Total assets	$32,054.1	$29,439.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of term loan	$400.0	$—
Taxes payable	54.5	114.8
Accounts payable	430.3	432.0
Accrued expense and other	3,013.6	2,802.6
Total current liabilities	3,898.4	3,349.4
Notes payable and term loan	7,292.0	6,286.8
Deferred tax liability	1,163.9	507.6
Long-term operating lease liabilities	109.3	290.4
Other long-term liabilities	668.4	748.5
Total liabilities	13,132.0	11,182.7
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	1,070.3	863.1
Accumulated other comprehensive income (loss)	(120.3)	(182.0)
Retained earnings	20,949.1	20,552.7
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	18,922.1	18,256.8
Total liabilities and equity	$32,054.1	$29,439.5
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income	$396.4	$1,341.8
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	681.6	579.7
Impairment of intangible assets	—	3.5
Excess and obsolescence charges related to inventory	19.2	13.9
Amortization of acquired inventory step-up	507.6	165.4
Acquired in-process research and development	325.0	—
Share-based compensation	242.9	231.2
Contingent consideration	23.4	28.4
Deferred income taxes	119.5	194.7
(Gain) loss on strategic investments	(28.4)	33.7
Other	104.2	49.3
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(165.7)	74.9
Due from anti-CD20 therapeutic programs	26.6	(11.8)
Inventory	119.7	(35.3)
Accrued expense and other current liabilities	(27.0)	(32.7)
Income tax assets and liabilities	(301.3)	(764.1)
Other changes in operating assets and liabilities, net	(308.5)	(179.9)
Net cash flow provided by (used in) operating activities	1,735.2	1,692.7
Cash flow from investing activities:
Purchases of property, plant and equipment	(132.5)	(109.9)
Proceeds from sales and maturities of marketable securities	2,140.4	—
Purchases of marketable securities	(896.6)	(91.0)
Acquisition of Apellis, net of cash acquired	(5,071.1)	—
Acquired in-process research and development	(360.0)	—
Acquisitions of intangible assets	—	(15.3)
Proceeds from sales of strategic investments	55.5	56.6
Other	(6.5)	20.2
Net cash flow provided by (used in) investing activities	(4,270.8)	(139.4)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(45.9)	(13.0)
Proceeds from borrowings, net	2,400.0	1,733.1
Repayments of borrowings	(1,496.7)	(1,750.0)
Cash paid for contingent consideration	—	(141.3)
Other	1.0	6.3
Net cash flow provided by (used in) financing activities	858.4	(164.9)
Net increase (decrease) in cash and cash equivalents	(1,677.2)	1,388.4
Effect of exchange rate changes on cash and cash equivalents	(27.4)	99.4
Cash and cash equivalents, beginning of the period	3,008.5	2,375.0
Cash and cash equivalents, end of the period	$1,303.9	$3,862.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended September 30, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2026	—	$—	171.5	$0.1	$983.0	$(127.7)	$20,969.7	(23.8)	$(2,977.1)	$18,848.0
Net loss	—	—	—	—	—	—	(20.6)	—	—	(20.6)
Other comprehensive income (loss), net of tax	—	—	—	—	—	7.4	—	—	—	7.4
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	7.4	—	—	—	—	7.4
Issuance of common stock under stock award plan	—	—	—	—	(4.3)	—	—	—	—	(4.3)
Compensation related to share-based payments	—	—	—	—	84.2	—	—	—	—	84.2
Other	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2026	—	$—	171.6	$0.1	$1,070.3	$(120.3)	$20,949.1	(23.8)	$(2,977.1)	$18,922.1

	For the Nine Months Ended September 30, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	—	$—	170.5	$0.1	$863.1	$(182.0)	$20,552.7	(23.8)	$(2,977.1)	$18,256.8
Net income	—	—	—	—	—	—	396.4	—	—	396.4
Other comprehensive income (loss), net of tax	—	—	—	—	—	61.7	—	—	—	61.7
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	30.1	—	—	—	—	30.1
Issuance of common stock under stock award plan	—	—	0.9	—	(76.1)	—	—	—	—	(76.1)
Compensation related to share-based payments	—	—	—	—	252.7	—	—	—	—	252.7
Other	—	—	—	—	0.5	—	—	—	—	0.5
Balance, September 30, 2026	—	$—	171.6	$0.1	$1,070.3	$(120.3)	$20,949.1	(23.8)	$(2,977.1)	$18,922.1

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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2025 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2025 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
For additional information on our 2026 Term Loan, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation of the separately identifiable assets acquired and liabilities assumed as of May 14, 2026:

(In millions)	Amounts Recognized as of Acquisition Date May 14, 2026	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted) May 14, 2026
Cash and cash equivalents	$310.7	$—	$310.7
Accounts receivable	384.4	—	384.4
Inventory*	712.0	(31.0)	681.0
Other current assets	46.1		46.1
Intangible assets (Completed technology)	4,630.0		4,630.0
Intangible assets (In-process research and development)*	1.0	31.3	32.3
Operating lease assets	12.5		12.5
Accounts payable	(32.9)		(32.9)
Accrued expense and other*	(117.4)	(1.0)	(118.4)
Senior secured term loan	(395.2)		(395.2)
Convertible note	(101.5)		(101.5)
Operating lease liabilities	(18.1)		(18.1)
Deferred tax liability*	(522.1)	(1.3)	(523.4)
Other, net	(0.9)	—	(0.9)
Total identifiable net assets	4,908.6	(2.0)	4,906.6
Goodwill*	501.5	2.0	503.5
Total assets acquired and liabilities assumed	$5,410.1	$—	$5,410.1
*Measurement period adjustments since the transaction close date reflect updates to our estimated valuation of inventory, intangible assets, accrued expense and other, deferred tax liability, and goodwill.
Inventory: Total inventory acquired was approximately $681.0 million, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SYFOVRE and EMPAVELI. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. The fair value step-up adjustment will be amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date.
Intangible assets: Intangible assets are comprised of $2.4 billion related to EMPAVELI commercialization rights in the U.S., $1.9 billion related to SYFOVRE commercialization rights and $380.0 million related to royalty rights associated with Sobi sales of EMPAVELI outside the U.S. under the brand name ASPAVELI, and other in-process research and development assets of $32.3 million. The estimated fair values of the completed technology intangible assets were determined using the multi-period excess earnings method and discounted cash flow method, forms of the income approach, and a discount rate of 13.25%. These fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Senior secured term loan: In connection with our acquisition of Apellis we assumed responsibility for a senior secured term loan facility with Sixth Street Lending Partners of approximately $395.2 million, relating to the outstanding principal balance as of the acquisition date, accrued interest and prepayment fees incurred as a result of settling the term loan prior to its contractual maturity. We funded a post-close repayment of the senior secured term loan facility prior to its contractual maturity. The senior secured term loan was paid in full in the second quarter of 2026.
Convertible notes: In connection with our acquisition of Apellis we assumed the obligation for outstanding convertible notes of approximately $101.5 million, that upon the close of the acquisition would allow holders the option to convert notes into cash consideration. As of September 30, 2026, the outstanding convertible notes were paid in full. Our subsequent repayment represented a post-acquisition debt extinguishment.
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $503.5 million, which is not deductible for tax purposes. The goodwill recognized from our acquisition of Apellis is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
Acquisition-related expense: Acquisition-related expense, which was comprised primarily of regulatory, advisory and legal fees, and other transaction costs, totaled approximately $0.1 million and $30.9 million for the three and nine months ended September 30, 2026, respectively, and are included in selling, general and administrative expense within our condensed consolidated statements of income.
Assumptions in the Allocations of Purchase Price
The results of operations of Apellis, along with the estimated fair values of the assets acquired and liabilities assumed in the Apellis acquisition, have been included in our condensed consolidated financial statements since the closing of the Apellis acquisition on May 14, 2026.
The Apellis operations had an immaterial impact to our results of operations for the three and nine months ended September 30, 2026. Due to the immateriality of Apellis' revenues and expenses, additional pro forma information combining the results of operations of Biogen and Apellis have not been included.
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
RayThera Inc.
On August 6, 2026, we completed the acquisition of all of the issued and outstanding shares of RayThera Inc., a private biotechnology company focused on discovering and developing small molecule therapies in immunology. RayThera's portfolio includes a lead program which entered Phase 1 development during the third quarter of 2026 that could potentially treat immune-mediated conditions across a range of indications.
We made an upfront cash payment of $225.0 million, which was recorded in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2026. We accounted for this acquisition as an asset acquisition as substantially all of the value being acquired relates to the lead program.
We may pay additional development and regulatory milestones to the former shareholders of RayThera of up to $275.0 million and $500.0 million, respectively.
This acquisition excluded certain preclinical assets, which were divested from RayThera into a newly formed independent company prior to the closing of this acquisition.
TJ Biopharma (Hangzhou) Co., Ltd.
In April 2026 we entered into an asset purchase agreement with TJ Biopharma (Hangzhou) Co., Ltd. to acquire TJ Bio's exclusive rights to felzartamab in the greater China region. With this agreement, we own exclusive worldwide rights to felzartamab.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Under the terms of this agreement we made an upfront payment of $100.0 million to TJ Bio, which was recorded in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2026.
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
Restructuring Programs
We have undertaken a number of initiatives, including Fit for Growth and our integration of Apellis, which are designed to reduce operating costs, improve synergies, efficiency and effectiveness and integrate the operations of Apellis.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Following the closing of the Apellis acquisition, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. For the three and nine months ended September 30, 2026, we recognized approximately $41.5 million and $194.7 million, respectively, of net pre-tax restructuring charges, primarily consisting of employee severance costs and the acceleration of bonus payments for Apellis employees that were subject to a double-trigger provision. We have also undertaken targeted initiatives to generate efficiencies consistent with our change in our product profile and need to invest resources in our product launches.
For three and nine months ended September 30, 2026, we recognized $66.5 million and $239.8 million, respectively, in restructuring charges primarily consisting of employee severance costs and the acceleration of bonus payments for Apellis employees that were subject to a double-trigger provision within restructuring charges in our condensed consolidated statements of income, compared to $7.4 million and $42.0 million in the comparable periods in 2025.
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2026	2025
Restructuring reserve as of January 1	$15.8	$31.9
Expense	7.9	35.3
Payment	(10.3)	(25.8)
Foreign currency and other adjustments	0.2	(1.0)
Restructuring reserve as of March 31	13.6	40.4
Expense	165.4	(0.7)
Payment	(143.2)	(9.5)
Foreign currency and other adjustments	0.1	(1.0)
Restructuring reserve as of June 30	$35.9	29.2
Expense	66.5	7.4
Payment	(35.8)	(17.4)
Foreign currency and other adjustments	0.2	—
Restructuring reserve as of September 30	$66.8	$19.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended September 30,
	2026			2025
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$31.2	$50.8	$82.0	$44.6	$123.6	$168.2
VUMERITY	166.7	25.3	192.0	189.6	25.0	214.6
Total Fumarate	197.9	76.1	274.0	234.2	148.6	382.8
AVONEX	110.0	46.6	156.6	133.4	55.1	188.5
PLEGRIDY	23.2	28.4	51.6	27.8	30.6	58.4
Total Interferon	133.2	75.0	208.2	161.2	85.7	246.9
TYSABRI	253.3	183.8	437.1	247.5	184.3	431.8
Subtotal: Multiple Sclerosis	584.4	334.9	919.3	642.9	418.6	1,061.5

Rare Disease:
SPINRAZA	246.4	214.2	460.6	153.2	220.8	374.0
SKYCLARYS	97.2	81.0	178.2	74.6	58.3	132.9
QALSODY	10.8	26.7	37.5	7.3	19.1	26.4
Subtotal: Rare Disease	354.4	321.9	676.3	235.1	298.2	533.3

Specialized Immunology:
SYFOVRE(1)	191.3	—	191.3	—	—	—
EMPAVELI(1)	51.5	—	51.5	—	—	—
Subtotal: Specialized Immunology	242.8	—	242.8	—	—	—

Biosimilars:
BENEPALI	—	117.3	117.3	—	121.9	121.9
IMRALDI	—	42.0	42.0	—	52.6	52.6
FLIXABI	—	6.4	6.4	—	15.3	15.3
BYOOVIZ(2)	—	0.2	0.2	2.0	5.0	7.0
Subtotal: Biosimilars	—	165.9	165.9	2.0	194.8	196.8

Other:
ZURZUVAE	83.4	1.0	84.4	55.3	—	55.3
Subtotal: Other	83.4	1.0	84.4	55.3	—	55.3
Total product revenue, net	$1,265.0	$823.7	$2,088.7	$935.3	$911.6	$1,846.9

(1) EMPAVELI and SYFOVRE were obtained as part of our acquisition of Apellis in May 2026
(2) In the fourth quarter of 2025 we completed the sale of our rights to BYOOVIZ

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
	2026			2025
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$95.0	$187.4	$282.4	$131.6	$436.3	$567.9
VUMERITY	492.1	75.4	567.5	494.7	71.0	565.7
Total Fumarate	587.1	262.8	849.9	626.3	507.3	1,133.6
AVONEX	339.4	150.4	489.8	363.7	169.3	533.0
PLEGRIDY	72.7	98.3	171.0	80.2	106.7	186.9
Total Interferon	412.1	248.7	660.8	443.9	276.0	719.9
TYSABRI	765.6	563.8	1,329.4	720.5	547.4	1,267.9
FAMPYRA(1)	—	—	—	—	0.3	0.3
Subtotal: Multiple Sclerosis	1,764.8	1,075.3	2,840.1	1,790.7	1,331.0	3,121.7

Rare Disease:
SPINRAZA	592.9	643.6	1,236.5	456.9	733.7	1,190.6
SKYCLARYS	251.3	245.5	496.8	221.7	165.4	387.1
QALSODY	29.6	72.3	101.9	22.3	39.6	61.9
Subtotal: Rare Disease	873.8	961.4	1,835.2	700.9	938.7	1,639.6

Specialized Immunology:
SYFOVRE(2)	288.7	—	288.7	—	—	—
EMPAVELI(2)	81.9	—	81.9	—	—	—
Subtotal: Specialized Immunology	370.6	—	370.6	—	—	—

Biosimilars:
BENEPALI	—	346.2	346.2	—	345.3	345.3
IMRALDI	—	129.4	129.4	—	146.7	146.7
FLIXABI	—	25.0	25.0	—	42.7	42.7
BYOOVIZ(3)	0.1	0.2	0.3	8.7	15.8	24.5
TOFIDENCE(3)	—	—	—	0.1	—	0.1
Subtotal: Biosimilars	0.1	500.8	500.9	8.8	550.5	559.3

Other:
ZURZUVAE	209.4	1.2	210.6	129.4	—	129.4
Other(4)	—	—	—	0.4	1.7	2.1
Subtotal: Other	209.4	1.2	210.6	129.8	1.7	131.5
Total product revenue, net	$3,218.7	$2,538.7	$5,757.4	$2,630.2	$2,821.9	$5,452.1

(1) Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated
(2) EMPAVELI and SYFOVRE were obtained as part of our acquisition of Apellis in May 2026
(3) In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ
(4) Other includes FUMADERM and ADUHELM
We recognized revenue from three wholesalers accounting for 30.3%, 16.9% and 11.5%, respectively, of gross product revenue for the three months ended September 30, 2026, and 29.2%, 16.1% and 10.4%, respectively, of gross product revenue for the nine months ended September 30, 2026.
We recognized revenue from two wholesalers accounting for 27.8% and 16.0%, respectively, of gross product revenue for the three months ended September 30, 2025, and 27.3% and 15.4%, respectively, of gross product revenue for the nine months ended September 30, 2025.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2025	$115.7	$1,046.1	$49.0	$1,210.8
Apellis acquisition	13.3	32.3	6.4	52.0
Current provisions relating to sales in current year	665.8	2,091.1	23.0	2,779.9
Adjustments relating to prior years	(2.8)	(82.5)	16.3	(69.0)
Payments/credits relating to sales in current year	(528.6)	(1,358.8)	0.1	(1,887.3)
Payments/credits relating to sales in prior years	(132.7)	(631.1)	(32.0)	(795.8)
Balance, September 30, 2026	$130.7	$1,097.1	$62.8	$1,290.6
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2026	As of December 31, 2025
Component of accrued expense and other	$1,019.5	$1,000.4
Reduction of accounts receivable	271.1	210.4
Total revenue-related reserves	$1,290.6	$1,210.8
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Royalty revenue on sales of OCREVUS	$369.9	$386.4	$1,068.5	$1,029.0
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	118.3	101.0	338.7	292.4
Other revenue from anti-CD20 therapeutic programs	9.1	6.5	22.7	18.0
Total revenue from anti-CD20 therapeutic programs	$497.3	$493.9	$1,429.9	$1,339.4
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
For the three and nine months ended September 30, 2026, we recognized Alzheimer's collaboration revenue of approximately $68.4 million and $191.6 million, respectively, compared to $42.7 million and $130.6 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Contract manufacturing revenue	$135.9	$141.5	$605.5	$648.8
Royalty and other revenue	13.8	9.7	33.5	40.3
Total contract manufacturing, royalty and other revenue	$149.7	$151.2	$639.0	$689.1
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
For additional information on our arrangements with Samsung Bioepis, Eisai and Sobi, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2026	As of December 31, 2025
Raw materials	$320.6	$293.4
Work in process	1,538.0	1,595.2
Finished goods	499.0	424.9
Total inventory	$2,357.6	$2,313.5

Balance Sheet Classification:
Inventory	$2,224.4	$2,168.1
Investments and other assets	133.2	145.4
Total inventory	$2,357.6	$2,313.5
Long-term inventory is included in investments and other assets within our condensed consolidated balance sheets.
As a result of our acquisition of Apellis in May 2026, we recorded approximately $681.0 million of acquired inventory related to SYFOVRE and EMPAVELI, inclusive of fair value step-up adjustments related to the acquired inventory of SYFOVRE and EMPAVELI totaling approximately $541.5 million. We expect these amounts to be fully amortized by the end of 2029. For the three and nine months ended September 30, 2026, amortization from the fair value step-up adjustments, which was recorded as a component of cost of sales within our condensed consolidated statements of income, was approximately $100.0 million and $169.7 million, respectively. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. We expect this amount to be fully amortized by the end of 2028. For the three and nine months ended September 30, 2026, amortization from the fair value step-up adjustment was approximately $97.2 million and $337.9 million, respectively, compared to $61.5 million and $165.4 million, respectively, in the prior year comparative periods. For the three and nine months ended September 30, 2026, amortization from the fair value step-up adjustment includes approximately zero and $94.3 million, respectively, of inventory used for clinical purposes, which is reflected in research and development expense within our condensed consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
These fair value step-up adjustments are being amortized to cost of sales as the inventory is sold or to research and development expense as the inventory is used for clinical purposes within our condensed consolidated statements of income.

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of September 30, 2026			As of December 31, 2025
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	1-30 years	$18,713.7	$(7,165.1)	$11,548.6	$14,067.3	$(6,687.8)	$7,379.5
In-process research and development	Indefinite until commercialization	1,667.3	—	1,667.3	1,635.0	—	1,635.0
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$20,545.0	$(7,165.1)	$13,379.9	$15,866.3	$(6,687.8)	$9,178.5
Amortization and Impairments
For the three and nine months ended September 30, 2026, amortization and impairment of acquired intangible assets totaled $172.8 million and $477.5 million, respectively, compared to $135.7 million and $378.4 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2026, amortization of acquired intangible assets, excluding impairment charges, totaled $172.8 million and $477.5 million, respectively, compared to $135.7 million and $374.9 million, respectively in the prior year comparative periods. The increases were primarily due to higher rates of amortization for the acquired intangible assets associated with SKYCLARYS and amortization expense related to intangible assets acquired from Apellis, which totaled $45.2 million and $67.8 million for the three and nine months ended September 30, 2026, respectively.
For the three and nine months ended September 30, 2026, we had no impairment charges. For the three months ended September 30, 2025, we had no impairment charges. For the nine months ended September 30, 2025 amortization and impairment of acquired intangible assets reflects the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio.
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
Completed technology intangible assets are amortized over their estimated useful lives, which range between approximately 1 to 30 years, with a remaining weighted average useful life of 13 years as of September 30, 2026.

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
The carrying value associated with our IPR&D assets as of September 30, 2026, relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with a carrying value of approximately $1.6 billion, and the IPR&D programs we acquired in connection with our acquisition of Apellis in May 2026, with a carrying value of approximately $32.3 million.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2026
2026 (remaining three months)	$155.0
2027	660.0
2028	720.0
2029	830.0
2030	940.0
2031	1,045.0
Goodwill
The following table provides a rollforward of the changes in our goodwill balance:

(In millions)	As of September 30, 2026
Goodwill, December 31, 2025	$6,491.1
Goodwill resulting from Apellis acquisition	503.5
Other(1)	(2.0)
Goodwill, September 30, 2026	$6,992.6

(1) Other includes adjustments related to foreign currency exchange rate fluctuations.
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As of September 30, 2026, we had no impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2026
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$628.1	$—	$628.1	$—
Marketable equity securities	97.1	97.1	—	—
Other current assets:
Derivative contracts	32.6	—	32.6	—
Other non-current assets:
Convertible notes(1)	35.0	—	—	35.0
Plan assets for deferred compensation	62.1	—	62.1	—
Derivative contracts	6.4	—	6.4	—
Total	$861.3	$97.1	$729.2	$35.0
Liabilities:
Other current liabilities:
Derivative contracts	$26.9	$—	$26.9	$—
Contingent consideration obligations	152.4	—	—	152.4
Other non-current liabilities:
Contingent consideration obligations	121.5	—	—	121.5
Total	$300.8	$—	$26.9	$273.9

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
Our marketable equity securities represent investments in publicly traded equity securities. Our ability to liquidate our investment in Denali may be limited by the size of our interest, the volume of market-related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments. For additional information on our investment in Denali common stock, please read Note 9, Financial Instruments, and Note 18, Other Consolidated Financial Statement Detail, to these condensed consolidated financial statements.
There have been no material impairments of our assets measured and carried at fair value nor changes to our valuation techniques as of September 30, 2026 and December 31, 2025.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	Quantitative Information about Level 3 Fair Value Measurements
	As of September 30, 2026
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$269.8	Discounted cash flow	Discount rate	6.9%	6.9%
			Expected timing of achievement of development milestones	2027 - 2028	—

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2025
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$246.4	Discounted cash flow	Discount rate	5.3% - 5.4%	5.4%
			Expected timing of achievement of development milestones	2028 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from approximately 75.0% to approximately 95.0% as of September 30, 2026.
There were no transfers of assets or liabilities into or out of Level 3 as of September 30, 2026 and December 31, 2025.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 and our acquisition of Apellis in May 2026 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Fair value, beginning of period	$273.5	$534.9	$246.4	$512.8
Contingent consideration related to the acquisition of Apellis	—	—	4.1	—
Changes in fair value	0.4	5.6	23.4	28.4
Payments	—	(149.3)	—	(150.0)
Fair value, end of period	$273.9	$391.2	$273.9	$391.2
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
As of September 30, 2026 and December 31, 2025, contingent consideration liabilities of $121.5 million and $246.4 million, respectively, were classified as long-term and reflected as a component of other long-term liabilities in our condensed consolidated balance sheets. As of September 30, 2026 contingent consideration liabilities of $152.4 million were classified as short-term and reflected as a component of accrued expense and other in our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2026, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probabilities of success and expected timing of the achievement of certain remaining developmental milestones related to our acquisition of HI-Bio, and the recognition of a $4.1 million obligation related to the acquisition of Apellis.

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
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2026		As of December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
2026 Term Loan 364-day tranche(1)	$399.9	$400.0	$—	$—
Current portion of notes payable	399.9	400.0	—	—

Non-current portion:
2026 Term Loan two-year tranche(1)	999.7	1,000.0	—	—
2.250% Senior Notes due May 1, 2030	1,335.7	1,496.4	1,378.7	1,495.7
5.050% Senior Notes due January 15, 2031	391.3	398.2	413.0	398.0
5.750% Senior Notes due May 15, 2035	638.4	645.8	684.5	645.5
5.200% Senior Notes due September 15, 2045	952.1	1,101.8	1,029.5	1,101.5
3.150% Senior Notes due May 1, 2050	887.1	1,476.1	973.0	1,475.6
3.250% Senior Notes due February 15, 2051	420.2	483.4	461.8	480.3
6.450% Senior Notes due May 15, 2055	686.3	690.3	737.6	690.2
Non-current portion of notes payable	6,310.8	7,292.0	5,678.1	6,286.8
Total notes payable	$6,710.7	$7,692.0	$5,678.1	$6,286.8
(1) In connection with our acquisition of Apellis we drew $2.0 billion from the 2026 Term Loan, comprised of a $1.0 billion floating rate 364-day tranche and a $1.0 billion floating rate two-year tranche. For additional information on our 2026 Term Loan, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of September 30, 2026, compared to December 31, 2025, are primarily related to increases in U.S. treasury yields, partially offset by lower credit spreads used to value our Senior Notes since December 31, 2025. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2025 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2026	As of December 31, 2025
Money market funds	$628.1	$2,027.7
Overnight reverse repurchase agreements	—	70.0
Short-term debt securities	—	15.4
Commercial paper	—	120.1
Total	$628.1	$2,233.2
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
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of September 30, 2026
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, current	$149.5	$—	$(52.4)	$97.1
Total marketable equity securities	$149.5	$—	$(52.4)	$97.1

	As of December 31, 2025
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$246.8	$—	$—	$246.8
Non-current	290.6	0.2	—	290.8
Government securities:
Current	560.4	—	—	560.4
Non-current	88.4	—	—	88.4
Mortgage and other asset backed securities:
Non-current	52.7	—	—	52.7
Total marketable debt securities	$1,238.9	$0.2	$—	$1,239.1

Marketable equity securities
Marketable equity securities, non-current	$227.7	$—	$(109.6)	$118.1
Total marketable equity securities	$227.7	$—	$(109.6)	$118.1

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
During the second quarter of 2026, we sold all of our marketable debt securities and used the proceeds to partially fund our acquisition of Apellis. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and any resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Proceeds from maturities and sales	$—	$—	$2,140.4	$—
Realized gains	—	—	0.2	—
Realized losses	—	—	1.5	—

Realized losses for the nine months ended September 30, 2026, primarily relate to sales of corporate bonds.
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
As of September 30, 2026 and December 31, 2025, our strategic investment portfolio was comprised of investments totaling $166.1 million and $186.6 million, respectively, which are included in investments and other assets within our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio as of September 30, 2026, compared to December 31, 2025, was primarily due to the sale of Denali common stock.
For additional information on our investments in Denali common stock, please read Note 8, Fair Value Measurements, and Note 18, Other Consolidated Financial Statement Detail, to these condensed consolidated financial statements.

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
Foreign currency forward contracts and foreign currency options in effect as of September 30, 2026 and December 31, 2025, had durations of 1 to 15 months and 1 to 21 months, respectively. These contracts have been

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2026	As of December 31, 2025
Euro	$1,211.1	$1,531.0
Swiss franc	51.4	—
British pound	24.1	—
Polish zloty	9.1	—
Canadian dollar	8.7	—
Total foreign currency forward contracts and options	$1,304.4	$1,531.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of September 30, 2026	As of December 31, 2025
Unrealized gains	$22.5	$—
Unrealized (losses)	(5.2)	(73.3)
Net unrealized gains (losses)	$17.3	$(73.3)
We expect net unrealized gains of approximately $17.3 million to be settled over the next 15 months, of which approximately $11.3 million of net unrealized gain are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2026 and December 31, 2025, credit risk did not materially change the fair value of our foreign currency forward contracts and foreign currency options.
The following tables summarize the effect of foreign currency forward contracts and foreign currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2026	2025	Location	2026	2025
Revenue	$3.8	$(29.1)	Revenue	$(9.3)	$8.0
Operating expense	(2.4)	6.7	Operating expense	0.4	—

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2026	2025	Location	2026	2025
Revenue	$(29.7)	$(41.1)	Revenue	$(8.2)	$7.6
Operating expense	(1.9)	14.0	Operating expense	(1.3)	(1.8)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,295.1 million and $1,193.7 million as of September 30, 2026 and December 31, 2025, respectively. Net losses of $15.4 million and $45.4 million related to these contracts were recorded as a component of other (income) expense, net for the three and nine months ended September 30, 2026, compared to net losses of $0.5 million and net gains of $34.9 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2026	As of December 31, 2025
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$28.0	$0.1
	Investments and other assets	6.4	0.4
Liability derivative instruments	Accrued expense and other	(3.1)	54.0
	Other long-term liabilities	—	2.2

Other Derivative Instruments:
Asset derivative instruments	Other current assets	4.6	9.9
Liability derivative instruments	Accrued expense and other	(23.8)	2.7

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $3.1 billion and $2.9 billion as of September 30, 2026 and December 31, 2025, respectively. For the three and nine months ended September 30, 2026, depreciation expense totaled approximately $68.3 million and $204.1 million, respectively, compared to $66.5 million and $204.8 million, respectively, in the prior year comparative periods.

Note 12:	Leases
Reata Lease
As part of our acquisition of Reata, we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We recorded a lease liability of approximately $151.8 million, with a corresponding right-of-use asset of approximately $121.2 million.
During the fourth quarter of 2025 we performed an impairment assessment for this right-of-use asset. This assessment involved estimating undiscounted future cash flows, including potential sublease income and remaining lease obligations. As a result of this impairment assessment, we recorded an impairment charge of approximately $52.9 million related to this Reata lease, which is included in impairment of ROU asset within our consolidated statements of income for the year ended December 31, 2025.
In September 2026 we entered into a lease termination agreement in exchange for a termination fee of approximately $84.5 million and rent payments for 12 months totaling $16.3 million. We derecognized the right of use assets of approximately $53.4 million and lease liabilities of approximately $143.6 million. The transaction resulted in a pre-tax loss of approximately $10.6 million, which was recorded in selling, general and administrative expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2026.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 13:	Indebtedness
2026 Term Loan Credit Agreement
In connection with our acquisition of Apellis we entered into a $2.0 billion term loan credit agreement. On the closing date of the Apellis acquisition we drew $2.0 billion from the 2026 Term Loan, comprised of a $1.0 billion floating rate 364-day tranche and a $1.0 billion floating rate two-year tranche. As of September 30, 2026, we had $1.4 billion outstanding under the term loan credit agreement, of which $400.0 million was outstanding under the 364-day tranche and $1.0 billion outstanding under the two-year tranche.
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
Interest on our 2031 Senior Notes is payable January 15 and July 15 of each year, which commenced on January 15, 2026. Interest on our 2035 Senior Notes and 2055 Senior Notes is payable May 15 and November 15 of each year, which commenced on November 15, 2025.
4.050% Senior Notes due September 15, 2025
On September 15, 2015, we issued $1.75 billion aggregate principal amount of 4.050% Senior Notes due September 15, 2025, at 99.764% of par. In June 2025 we used the net proceeds from the sale of our 2025 Senior Notes to redeem our 4.050% Senior Notes due September 15, 2025, prior to maturity. No gain or loss was recognized upon redemption.
2024 Revolving Credit Facility
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. We borrowed $400.0 million under our revolving credit facility during the second quarter of 2026 and this borrowing was repaid in full in June 2026. As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 14:	Equity
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended September 30, 2026
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, June 30, 2026	$—	$8.5	$(10.2)	$(126.0)	$(127.7)
Other comprehensive income (loss) before reclassifications	—	13.4	(0.2)	(4.6)	8.6
Amounts reclassified from AOCI	—	(1.2)	—	—	(1.2)
Net current period other comprehensive income (loss)	—	12.2	(0.2)	(4.6)	7.4
Balance, September 30, 2026	$—	$20.7	$(10.4)	$(130.6)	$(120.3)

	For the Nine Months Ended September 30, 2026
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2025	$0.2	$(58.9)	$(9.4)	$(113.9)	$(182.0)
Other comprehensive income (loss) before reclassifications	(1.2)	51.9	(1.0)	(16.7)	33.0
Amounts reclassified from AOCI	1.0	27.7	—	—	28.7
Net current period other comprehensive income (loss)	(0.2)	79.6	(1.0)	(16.7)	61.7
Balance, September 30, 2026	$—	$20.7	$(10.4)	$(130.6)	$(120.3)

	For the Three Months Ended September 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, June 30, 2025	$(112.0)	$(15.6)	$(110.5)	$(238.1)
Other comprehensive income (loss) before reclassifications	6.3	—	(3.2)	3.1
Amounts reclassified from AOCI	20.2	—	—	20.2
Net current period other comprehensive income (loss)	26.5	—	(3.2)	23.3
Balance, September 30, 2025	$(85.5)	$(15.6)	$(113.7)	$(214.8)

	For the Nine Months Ended September 30, 2025
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)
Other comprehensive income (loss) before reclassifications	(161.6)	1.0	57.5	(103.1)
Amounts reclassified from AOCI	24.5	—	—	24.5
Net current period other comprehensive income (loss)	(137.1)	1.0	57.5	(78.6)
Balance, September 30, 2025	$(85.5)	$(15.6)	$(113.7)	$(214.8)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gains (losses) on securities available for sale	$—	$—	$(1.2)	$—	Other (income) expense, net
	—	—	0.2	—	Income tax (benefit) expense

Gains (losses) on cash flow hedges	$3.8	$(29.1)	$(29.7)	$(41.1)	Revenue
	(2.4)	6.7	(1.9)	14.0	Operating expense
	—	(0.1)	—	(0.3)	Other (income) expense, net
	(0.2)	2.3	3.9	2.9	Income tax (benefit) expense
Total reclassifications, net of tax	$1.2	$(20.2)	$(28.7)	$(24.5)

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Biogen Inc.	$(20.6)	$466.5	$396.4	$1,341.8
Denominator:
Weighted average number of common shares outstanding	147.8	146.6	147.5	146.4
Effect of dilutive securities:
Time-vested restricted stock units	—	0.5	1.2	0.4
Performance stock units settled in stock	—	—	0.2	—
Dilutive potential common shares	—	0.5	1.4	0.4
Shares used in calculating diluted earnings per share	147.8	147.1	148.9	146.8
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Research and development	$33.3	$28.8	$100.4	$91.0
Selling, general and administrative	51.0	49.6	152.0	149.6
Subtotal	84.3	78.4	252.4	240.6
Capitalized share-based compensation costs	(3.0)	(3.1)	(9.8)	(9.4)
Share-based compensation expense included in total cost and expense	81.3	75.3	242.6	231.2
Income tax effect	(16.0)	(14.4)	(47.7)	(45.3)
Share-based compensation expense included in net income attributable to Biogen Inc.	$65.3	$60.9	$194.9	$185.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Time-vested restricted stock units	$69.4	$60.1	$206.9	$186.8
Performance stock units settled in stock	12.9	15.5	38.0	44.1
Employee stock purchase plan	2.0	1.8	7.5	6.9
Stock options	—	1.0	—	2.8
Subtotal	84.3	78.4	252.4	240.6
Capitalized share-based compensation costs	(3.0)	(3.1)	(9.8)	(9.4)
Share-based compensation expense included in total cost and expense	$81.3	$75.3	$242.6	$231.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 17:	Income Taxes
Tax Rate
For the three and nine months ended September 30, 2026, our effective tax rate was (128.5)% and 20.9%, respectively, compared to 16.3% and 16.8%, respectively, in the prior year comparative periods. The effective tax rate of (128.5)% for the three months ended September 30, 2026, arises from a tax expense of $11.6 million on a pretax loss of $9.0 million.
The change in our effective tax rate for the three months ended September 30, 2026 was primarily driven by the non-deductible IPR&D charge related to the RayThera stock acquisition, partially offset by a decrease in valuation allowances on Swiss loss carryforwards following a tax law change during the quarter. The nine months ended September 30, 2026, also reflects non-deductible expenses related to our Apellis acquisition, partially offset by favorable impacts of a current year settlement of a foreign tax audit and the vesting of certain share-based awards. The same period in 2025, also included favorable deferred tax impacts of decreases in foreign withholding taxes.
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

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest income	$(9.3)	$(31.6)	$(72.5)	$(87.8)
Interest expense	87.5	67.4	237.4	200.0
(Gains) losses on investments, net	33.3	3.8	(30.6)	34.1
Litigation related expense	30.8	0.8	35.1	9.0
Foreign exchange (gains) losses, net	6.3	10.3	19.3	16.9
Other, net	(11.2)	(16.6)	(13.1)	(21.0)
Total other (income) expense, net	$137.4	$34.1	$175.6	$151.2
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net (gains) losses recognized on equity securities	$33.3	$3.8	$(31.8)	$34.1
Less: Net (gains) losses realized on equity securities	8.2	7.0	5.0	1.6
Net unrealized (gains) losses recognized on equity securities	$25.1	$(3.2)	$(36.8)	$32.5
The net unrealized losses recognized during the three months ended September 30, 2026, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $23.7 million.
The net unrealized gains recognized during the three months ended September 30, 2025, primarily reflect an increase in the aggregate fair value of our investments in Denali common stock of approximately $3.8 million.
The net unrealized gains recognized during the nine months ended September 30, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $42.2 million.
The net unrealized losses recognized during the nine months ended September 30, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $41.9 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.
Other Current Assets
Other current assets includes prepaid taxes of $943.7 million and $693.6 million as of September 30, 2026 and December 31, 2025, respectively.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of September 30, 2026	As of December 31, 2025
Revenue-related reserves for discounts and allowances	$1,019.5	$1,000.4
Employee compensation and benefits	451.2	375.8
Collaboration expense	234.3	280.0
Royalties and licensing fees	348.4	302.4
Other	960.2	844.0
Total accrued expense and other	$3,013.6	$2,802.6
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Other Long-term Liabilities
Other long-term liabilities were $668.4 million and $748.5 million as of September 30, 2026 and December 31, 2025, respectively, and included accrued income taxes totaling $179.1 million and $166.4 million, respectively.

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
Ionis Pharmaceuticals, Inc.
2018 Ionis Agreement
In the second quarter of 2026 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB147, an investigational ASO targeting stathmin 2 pre-mRNA in people with broad ALS. In connection with the option exercise, we made a payment of $15.0 million to Ionis, which was recorded in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the nine months ended September 30, 2026.
During the third quarter of 2026 we incurred a milestone of $7.5 million related to the advancement of a neurological target identified under this agreement, which was recorded as research and development expense in our consolidated statements of income for the three and nine months ended September 30, 2026.
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
In the second quarter of 2026 we recognized and paid a $45.0 million milestone payment due upon the initiation of a Phase 3 trial in salanersen, which was recorded in acquired in-process research and development, upfront and milestone expense within our consolidated statements of income for the three and nine months ended September 30, 2026. Additionally, we may pay Ionis up to $110.0 million in additional development and regulatory milestone payments related to this program. Upon commercialization, we may also pay Ionis up to $400.0 million in additional performance-based milestone payments and tiered royalties on potential net sales of such therapies ranging from the mid-teens to high-twenties percentages.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$57.5	$70.9	$188.3	$178.4
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	28.7	35.4	94.1	89.2
Total sales and marketing expense incurred by the LEQEMBI Collaboration	167.7	176.8	492.4	525.7
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	83.9	88.3	246.2	262.8
Amounts receivable from Eisai related to the agreements discussed above were approximately $14.3 million and $90.2 million as of September 30, 2026 and December 31, 2025, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $46.7 million and $95.5 million as of September 30, 2026 and December 31, 2025, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total UCB collaboration development expense	$38.4	$23.2	$97.1	$62.8
Biogen's share of the UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	19.2	11.6	48.5	31.4
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
We share 50.0% of the net collaboration results in the U.S. with Supernus, which are recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and nine months ended September 30, 2026, we recognized net profit-sharing expense of approximately $28.8 million and $69.7 million, respectively, to reflect Supernus' 50.0% share of the net collaboration results, compared to net profit-sharing expense of approximately $20.7 million and $48.6 million, respectively, in the prior year comparative periods.
A summary of development and sales and marketing expense related to the Supernus collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total Supernus collaboration development expense	$1.0	$(1.7)	$3.4	$2.2
Biogen's share of the Supernus collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	0.5	(0.9)	1.7	1.1
Total sales and marketing expense incurred by the Supernus collaboration	56.4	41.8	157.2	131.0
Biogen's share of the Supernus collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	28.2	20.9	78.6	65.5
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
In May 2026 Biogen and Denali announced topline results from the Phase 2b LUMA study evaluating BIIB122, which showed that BIIB122 did not meet its primary and secondary endpoints. Based on these results we and Denali discontinued development of BIIB122 in idiopathic Parkinson's disease.
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total Denali collaboration development expense	$2.3	$11.4	$18.1	$36.3
Biogen's share of the Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	1.4	6.9	10.9	21.8
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
A summary of development expense related to the Stoke collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total Stoke collaboration development expense	$28.6	$9.1	$55.1	$21.9
Biogen's share of the Stoke collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	8.5	2.8	16.5	6.6
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
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and nine months ended September 30, 2026, we recognized net profit-sharing expense of approximately $49.0 million and $151.1 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
collaboration profits, compared to net profit-sharing expense of approximately $66.5 million and $171.7 million, respectively, in the prior year comparative periods.
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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $3.8 million and $4.4 million as of September 30, 2026 and December 31, 2025, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were approximately $145.9 million and $42.7 million as of September 30, 2026 and December 31, 2025, respectively.
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
For the three and nine months ended September 30, 2026, we recognized approximately $18.4 million and $31.8 million, respectively in revenues from Sobi related to the agreements above, which are reflected as a component of contract manufacturing, royalty and other revenue in our condensed consolidated statements of income.
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
In connection with the closing of this transaction we accrued an upfront payment of $20.0 million to Alteogen, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2026 and was paid during the second quarter of 2026.
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
In connection with the closing of this transaction we accrued an upfront payment of $12.0 million to Alloy, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2026 and was paid during the second quarter of 2026.
Alloy will also be eligible to receive potential milestone payments and tiered royalties on any products resulting from the collaboration.
Royalty Pharma Funding Arrangement
In February 2025 we entered into a funding agreement with Royalty Pharma under which we received $200.0 million in 2025 and $50.0 million in 2026 to co-fund our development costs for the litifilimab program. As there is a substantive transfer of risk to the financial partner for the amount invested, the development funding was recognized by us as an obligation to perform contractual services. This funding was recognized as a reduction to research and development expense within our condensed consolidated statements of income, proportionate to the related expense. For the three and nine months ended September 30, 2026, we received zero and $50.0 million, respectively, from Royalty Pharma, compared to $50.0 million and $150.0 million, respectively, in the prior year comparative periods. All funding has been received and the funding period has concluded as of June 30, 2026.
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
Other
For the three and nine months ended September 30, 2026, we recorded approximately $51.3 million and $57.3 million, respectively, as acquired in-process research and development, upfront and milestone expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $2.1 million and $19.4 million, respectively, in the prior year comparative periods.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
As of September 30, 2026 and December 31, 2025, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $54.1 million and $49.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
Securities Litigation
We and certain current and former officers are or were defendants in four securities actions in the District Court, one filed in November 2020 (in which Albert Aftoora and Amjad Khan were appointed lead plaintiffs and were named with Nadia Shash as sole managing member of PolyCon Solutions LLC in an amended complaint filed in October 2026), which relates to statements about ADUHELM; one filed by the Oklahoma Firefighters Pension and Retirement System in February 2022, which relates to statements about ADUHELM; one filed in August 2023 (in which Ray Peleckas and the Michigan Laborers’ Pension Fund were appointed lead plaintiffs and named in an amended complaint filed in October 2023), which relates to statements made by Apellis Pharmaceuticals Inc. about SYFOVRE; and one filed in May 2024 (in which Frances Clarity Stokes was appointed lead plaintiff and was named with plaintiff Thomas Allen Gray in an amended complaint filed in December 2024), which relates to statements about LEQEMBI, TECFIDERA and VUMERITY. All allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5c and seek declarations of the actions as class actions and monetary relief.
In March 2026 the District Court dismissed the action brought by Frances Clarity Stokes and Thomas Allen Gray and they appealed. In June 2026 Thomas Allen Gray requested voluntary dismissal of his appeal but the appeal by Frances Clarity Stokes continues. In August 2026 the U.S. Court of Appeals for the First Circuit affirmed dismissal of the action brought by Michigan Laborers' Pension Fund and Ray Peleckas.. In September 2026 the District Court granted final approval of a settlement of the action filed by Oklahoma Firefighters Pension and Retirement System. In October 2026 the District Court granted preliminary approval of a settlement of the action filed by Albert Aftoora, Amjad Kahn and Nadia Shash.

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
IMRALDI Patent Litigation
IMRALDI is an adalimumab biosimilar manufactured by Samsung Bioepis that Biogen commercializes in Europe. Fresenius Kabi alleges that IMRALDI infringes various national counterparts of its EP '3 145 488 Patent (the EP '488 Patent).
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
In July 2026, Fresenius Kabi filed a claim for damages and injunctive relief against Biogen Inc., Biogen MA Inc., Biogen Netherlands B.V., Biogen Italia S.r.l., and Samsung Bioepis NL B.V. in the Court of Milan, Commercial Division, in Italy alleging infringement of the Italian counterpart of the EP '488 Patent by a formulation of IMRALDI no longer commercialized in Italy.
In July 2026, Fresenius Kabi filed a claim for damages and injunctive relief against Biogen Spain, S.L., and Samsung Bioepis NL B.V. in the Barcelona Court, Commercial Division, in Spain alleging infringement of the Spanish counterpart of the EP '488 Patent by a formulation of IMRALDI no longer commercialized in Spain.
In September 2026, Fresenius Kabi filed a claim for damages and injunctive relief against Biogen Switzerland AG and Biogen International GmbH in the Swiss Federal Patent Court alleging infringement of the Swiss counterpart of EP’488 in Switzerland and Liechtenstein by a formulation of IMRALDI no longer commercialized in those countries. In that action, Fresenius also seeks damages and injunctive relief for infringement of the national counterparts of EP ‘488 in France, Italy, and Spain under their respective national laws by a formulation of IMRALDI no longer commercialized in those countries.
Humana Patient Assistance Litigation
In February 2025 Humana filed suit against Biogen Inc., Biogen U.S. Corp. and Advanced Care Scripts, Inc. in Jefferson Circuit Court in Kentucky alleging damages related to providing MS patients with free medications and making charitable contributions to non-profit organizations that provide financial assistance to MS patients. Humana alleges breach of contract, fraud and other claims under various state laws and seeks damages, attorneys' fees and costs. Trial is scheduled for September 2028.
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
In November 2025 the Technical Boards of Appeal of the European Patent Office revoked our EP 2 653 873 patent related to TECFIDERA, after which we stopped enforcing this patent and its national counterparts. Certain generic companies have filed claims for damages based on injunctions we obtained prior to patent revocation. Such claims have been filed in the Danish Maritime and Commercial High Court by Viatris ApS in January 2024, Glenmark Pharmaceuticals Nordic AB in July 2025, Sandoz A/S in October 2025, Neuraxpharm Sweden AB and Neuraxpharm Pharmaceuticals S.L. in February 2026 and in the Prague Municipal Court, Czechia, by Glenmark Pharmaceuticals s.r.o., Glenmark Pharmaceuticals Distribution s.r.o. and Zakłady Farmaceutyczne Polpharma S.A. in May 2026, and Mylan Ireland Limited and Viatris CZ s.r.o. in June 2026.
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
In September 2026 the Dutch Competition Authority informed us that it is investigating Biogen in relation to our STRATIFY JCV assay.
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
Hatch-Waxman Act Litigation relating to SPINRAZA
In May and June 2026, Biogen filed patent infringement proceedings relating to SPINRAZA Orange-Book listed patents (U.S. Patent Nos. 9,926,559, 10,436,802 and 12,013,403) pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) in the U.S. District Court for the District of Delaware against Somerset Therapeutics, LLC, Somerset Pharma, LLC, Somerset Therapeutics Private Limited f/k/a Somerset Therapeutics Limited and Odin Pharmaceuticals, LLC (collectively, Somerset) and Cipla Ltd. and Cipla USA, Inc. (collectively, Cipla).
In June 2026, Biogen, Cold Spring Harbor Laboratory and Ionis Pharmaceuticals, Inc. filed patent infringement proceedings relating to additional SPINRAZA Orange-Book listed patents (U.S. Patent Nos. 8,361,977, 8,980,853 and 9,717,750) pursuant to the Hatch-Waxman Act in the U.S. District Court for the District of Delaware against Somerset. The cases against Somerset and Cipla have been consolidated, and trial is scheduled for May 2028.
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
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total revenue	$2,804.1	$2,534.7	$8,017.9	$7,611.2
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	541.6	384.0	1,602.6	1,261.2
Royalty cost of sales	206.8	290.4	583.7	647.5
Research and development:
Research and discovery	54.2	41.0	136.3	131.9
Early stage programs	87.1	59.9	205.4	184.2
Late stage programs	176.0	60.4	398.3	154.4
Marketed products	112.7	107.7	418.7	284.9
Other research and development costs(1)	144.0	167.1	483.9	513.8
Acquired in-process research and development, upfront and milestone expense	283.8	2.1	481.8	249.4
Selling, general and administrative	752.0	594.8	2,069.0	1,751.1
Other segment expense(2)	466.5	360.8	1,241.8	1,091.0
Net (loss) income attributable to Biogen Inc.	$(20.6)	$466.5	$396.4	$1,341.8

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

Table of Content
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 9 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our 2025 Form 10-K.
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
The U.S. Secretary of Commerce previously initiated an investigation to determine the effects on the national security of imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials and derivative products of those items, under Section 232 of the Trade Expansion Act of 1962. In April 2026 after the investigation concluded, the U.S. Administration issued a Proclamation imposing a 100% tariff on imports of patented pharmaceuticals, biologics and associated ingredients, subject to certain exemptions and reduced rates. The Proclamation tariffs went into effect for certain categories on July 31, 2026, and others on September 29, 2026.
In June 2026, the EU Parliament published a list of tariffs’ exemptions for U.S. originating goods (including some pharmaceuticals) with an effective date of July 1, 2026, until December 31, 2029.
There is a high degree of uncertainty concerning what future steps countries and economic blocs will take in response to changes in global trade rules and economics.
We have a significant manufacturing presence in the U.S. While our portfolio is evolving, approximately three quarters of our 2026 and 2025 U.S. product revenue were attributable to products that were largely manufactured in the U.S. However, we, and the biopharmaceutical industry, do utilize partners and production facilities located outside the U.S. for certain raw materials, ingredients, processes and components for our products and their delivery technologies. Engaging alternative suppliers may involve seeking additional regulatory approvals and incurring additional costs and risks associated with new suppliers. This may be costly in terms of time and resources needed or result in delays.
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

Table of Content
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
We are closely monitoring ongoing geopolitical tensions in the Middle East, including the recent conflict involving the U.S., Israel and Iran, and the related regional instability. The ongoing geopolitical conflicts in the region could lead to significant disruption of fuel and energy supplies and increases in global fuel prices, which could heighten inflationary pressures, disrupt global supply chains and adversely impact the availability and pricing of raw materials. For example, our primary shipping method for resources and finished goods is through air freight. We will continue to evaluate and take actions to mitigate any potential impacts on our business, results of operations and financial condition. Although the long-term effects remain uncertain, this geopolitical conflict did not have any material effects on our results of operations for the three and nine months ended September 30, 2026.
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and other global geopolitical developments and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the three and nine months ended September 30, 2026 and 2025. Additionally, revenue generated from sales in the broader Middle East region represents less than 3.0% of total revenue for the three and nine months ended September 30, 2026 and 2025.
FACTORS AFFECTING PHARMACEUTICAL PRICING AND OTHER DEVELOPMENTS
Drug prices are under significant scrutiny in many of the markets in which our products are prescribed. For example, legislation like the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to exert considerable influence over prices for certain drugs in Medicare. Additional regulatory or executive actions in the U.S., including those relating to MFN pricing, have been issued or proposed concerning drug pricing and rebates. In addition, many European countries require negotiation of the commercial price within their country and the timelines associated with these pricing approvals has, in some cases, lengthened and have more uncertain outcomes. We expect drug pricing and other healthcare costs will continue to be subject to political and societal pressures on a global basis. As the policy environment remains dynamic, we will continue to monitor legislative and regulatory developments and how U.S. and international drug pricing may impact our business in the future.
Increasingly, our ability to set or influence the price for our products varies significantly from country to country and, as a result, so can the price or reimbursement of our products. Governments are using a variety of cost-containment measures to control the cost of medicines and achieve economic and budgetary objectives, including price cuts, arbitration hearings, pharmaceutical taxes, mandatory rebates, volume caps, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price).
If our efforts to obtain or maintain adequate coverage, pricing or reimbursement for our products are not successful, it could have an adverse effect on our business, reputation, revenue and results of operations, could curtail or eliminate our ability to adequately fund research and development programs for the discovery, launch or commercialization of new products and/or could cause a decline or volatility in our stock price.
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

Table of Content
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of September 30, 2026 and December 31, 2025. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We continue to assess its potential impact on our business and results of operations as further information becomes available.
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
The IRA's drug pricing controls and Medicare Part D redesign have had an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. The IRA Medicare Part D redesign had a modest net unfavorable impact to our revenue, concentrated in our SKYCLARYS and MS portfolio product revenue.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA. The full extent of the IRA's impact on our sales and, in turn, our business, remains uncertain.
Additionally, in May 2025 the U.S. government issued an executive order aiming to establish an MFN drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other developed countries. HHS actions to set MFN pricing targets for prescription drugs, including the use of international reference pricing to set drug prices in the U.S. may result in reduced prices and reimbursement for certain of our products in the U.S.
In September 2026, CMS published a final rule establishing the Global Benchmark for Efficient Drug Pricing Model, a mandatory Medicare Part B drug payment model that implements the current administration’s MFN pricing policy for drugs reimbursed under that program. The final rule is narrower than the initial rule proposed in December 2025, with expanded exemptions. The model begins on January 1, 2027, with the collection of voluntary manufacturer-submitted international net pricing data. We do not currently believe this will have a material impact on our business in 2027.
These items and any additional legislation, regulations or initiatives related to drug pricing, such as the additional CMS-proposed MFN initiative, the Guarding U.S. Medicare Against Rising Drug Costs for certain Medicare Part D drugs, could create additional uncertainty around the timing and prioritization of our worldwide commercial efforts and adversely impact our business and results of operations.
We continue to evaluate the potential impact of the actions discussed above on our business and operations.

Table of Content
FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, reflects the following:

TOTAL REVENUE
Increased
$269.4 million or 10.6%

DILUTED EARNINGS PER SHARE
Decreased
$3.31 or 104.4%

PRODUCT REVENUE, NET
Increased
$241.8 million or 13.1%

•Rare disease revenue increased $143.0 million, or 26.8%
•Specialized immunology revenue of $242.8 million
•MS revenue decreased $142.2 million, or 13.4%
•The increase in rare disease product revenue was primarily due to the continued launch of the high-dose regimen of SPINRAZA as well as revenue growth from our launch products, including SKYCLARYS, QALSODY and ZURZUVAE, partially offset by unfavorable inventory dynamics resulting from timing of shipments of SPINRAZA in certain international markets.
•U.S. revenue for SYFOVRE and EMPAVELI was $242.8 million.
•ZURZUVAE revenue of $84.4 million in the third quarter of 2026 was driven by the continued launch in the U.S.
•The decrease in MS product revenue was primarily due to a decrease in global demand of TECFIDERA, particularly in Europe, resulting from generic competition as well as decrease in global demand of our Interferon products as patients continue the long-term trend of transitioning to oral and higher efficacy therapies.

TOTAL COST AND EXPENSE
Increased
$835.7 million or 42.3%

•Cost of sales increased $74.0 million, or 11.0%
•R&D expense increased $137.9 million, or 31.6%
•SG&A expense increased $157.2 million, or 26.4%
•Acquired IPR&D, upfront and milestone expense increased $281.7 million
•The increase in cost of sales was primarily due to higher amortization costs associated with the acquired inventory fair value step-up adjustment, which increased by $135.7 million, primarily driven by the Apellis acquisition, as well as higher product revenues. The increase was partially offset by a charge recorded during the third quarter of 2025 of approximately $104.3 million related to a litigation matter.
•The increase in R&D expense was primarily due to higher spend on clinical trials, including felzartamab, salanersen and litifilimab as well as additional expenses resulting from our acquisition of Apellis.
•The increase in SG&A expense was primarily due to the inclusion of the commercial and management operations of Apellis subsequent to our acquisition of the company and an increase in operational spending on sales and marketing activities in support of our U.S. and international product launches.
•The increase in acquired IPR&D, upfront and milestone expense was due to $283.8 million in upfront and milestone charges recorded in the third quarter of 2026, primarily driven by our RayThera acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash, cash equivalents and marketable securities totaled approximately $1.3 billion as of September 30, 2026, compared to approximately $4.2 billion as of December 31, 2025. The decrease was primarily due to total consideration paid of $5.1 billion for our acquisition of Apellis, net of cash acquired, partially offset by net borrowings of $1.4 billion.
•We generated approximately $1.7 billion of net cash flow from operations for the nine months ended September 30, 2026, compared to approximately $1.7 billion in the prior year comparative period.

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
RAYTHERA INC.
On August 6, 2026, we completed the acquisition of all of the issued and outstanding shares of RayThera Inc., a private biotechnology company focused on discovering and developing small molecule therapies in immunology. RayThera's portfolio includes a lead program which entered Phase 1 development during the third quarter of 2026 that could potentially treat immune-mediated conditions across a range of indications.
We made an upfront cash payment of $225.0 million. We may pay additional development and regulatory milestones to the former shareholders of RayThera of up to $275.0 million and $500.0 million, respectively. We accounted for this acquisition as an asset acquisition as substantially all of the value being acquired relates to the lead program.
This acquisition excluded certain preclinical assets, which were divested from RayThera into a newly formed independent company prior to the closing of this acquisition.
For additional information on our acquisition of RayThera, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
TJ BIOPHARMA (HANGZHOU) CO., LTD.
In April 2026 we entered into an asset purchase agreement with TJ Biopharma (Hangzhou) Co., Ltd. to acquire TJ Bio's exclusive rights to felzartamab in the greater China region. With this agreement, we own exclusive worldwide rights to felzartamab.
Under the terms of this agreement we made an upfront payment of $100.0 million to TJ Bio, which was recorded in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2026.
TJ Bio will also be eligible to receive potential commercial and sales milestone payments of up to $20.0 million and $730.0 million, respectively, if all specified milestones set forth in this collaboration are achieved. In addition, we may pay TJ Bio tiered royalties on potential net sales of felzartamab in the greater China region in the mid-single digit to low-double digit percentages.

Table of Content
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
In connection with the closing of this transaction we accrued an upfront payment of $20.0 million to Alteogen, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2026, and was paid during the second quarter of 2026.
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
In connection with the closing of this transaction we accrued an upfront payment of $12.0 million to Alloy, which was recognized in acquired in-process research and development, upfront and milestone expense within our condensed consolidated statements of income for the nine months ended September 30, 2026, and was paid during the second quarter of 2026.
Alloy will also be eligible to receive potential milestone payments and tiered royalties on any products resulting from the collaboration.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. during 2026 consisted of the following:
•In July 2026 the FDA approved the supplemental BLA for LEQEMBI subcutaneous autoinjector, LEQEMBI IQLIK, for a weekly initiation dose, which became commercially available in the U.S. in August 2026.
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
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets during 2026 consisted of the following:
•In September 2026 Japan approved the NDA for LEQEMBI subcutaneous autoinjector as a new route of administration.
•In September 2026 China approved the BLA for LEQEMBI subcutaneous autoinjector for a weekly initiation dose. We expect commercial launch to occur during the first quarter of 2027.
•In August 2026 we and Eisai announced that Canada’s Drug Agency has issued a final recommendation supporting public reimbursement of LEQEMBI for eligible patients in Canada living with mild cognitive impairment or mild dementia due to Alzheimer’s disease.

Table of Content
OTHER KEY DEVELOPMENTS
ZOREVUNERSEN (BIIB151)
•In September 2026 we presented data on clinical experience with zorevunersen in patients with Dravet syndrome, including two Phase 1/2a and ongoing open-label extension studies. The data showed substantial and durable reductions in seizures and continuing improvements in cognition and behavior. A new exploratory sub-analysis also showed substantial reductions in the most severe seizure types, which are the leading risk factor for sudden unexpected death in epilepsy.
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
DIRANERSEN (BIIB080)
•In May 2026 we announced topline results from the Phase 2 CELIA study evaluating diranersen, an investigational ASO therapy targeting tau, in individuals with early Alzheimer's disease. CELIA did not meet its primary endpoint assessing dose response. In July 2026 we announced data from the Phase 2 CELIA study. The data, presented at the Alzheimer’s Association International Conference 2026, expand upon previously reported topline results and demonstrate a combination of meaningful clinical efficacy and robust biomarker effects, providing Phase 2 proof of concept for diranersen’s tau-directed mechanism of action. Based on the growing and consistent body of evidence from the Phase 1b and Phase 2 studies and upon what we believe to be a combination of reduction in tau pathology and clinical benefit, including cognition, we plan to advance diranersen into confirmatory Phase 3 development.
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
SPINRAZA (nusinersen)
•In March 2026 the FDA approved the high-dose regimen of SPINRAZA, which is comprised of 50 mg/5 mL and 28 mg/5 mL doses for the treatment of SMA.
•In January 2026 the EC granted marketing authorization for a high dose regimen of SPINRAZA in the E.U. for the treatment of 5q SMA, which is the most common form of the disease and represents approximately 95% of all SMA cases. The high-dose regimen is comprised of 50 mg/5 mL and 28 mg/5 mL doses and individuals transitioning from the 12 mg dose will receive one 50 mg dose in place of their next 12 mg dose, followed by 28 mg maintenance doses every four months thereafter.

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
Revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2026		2025		$ Change	% Change
Product revenue, net:
United States	$1,265.0	45.1%	$935.3	36.9%	$329.7	35.3%
Rest of world	823.7	29.4	911.6	36.0	(87.9)	(9.6)
Total product revenue, net	2,088.7	74.5	1,846.9	72.9	241.8	13.1
Revenue from anti-CD20 therapeutic programs	497.3	17.8	493.9	19.4	3.4	0.7
Alzheimer's collaboration revenue(1)	68.4	2.4	42.7	1.7	25.7	60.2
Contract manufacturing, royalty and other revenue	149.7	5.3	151.2	6.0	(1.5)	(1.0)
Total revenue	$2,804.1	100.0%	$2,534.7	100.0%	$269.4	10.6%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2026		2025		$ Change	% Change
Product revenue, net:
United States	$3,218.7	40.1%	$2,630.2	34.5%	$588.5	22.4%
Rest of world	2,538.7	31.7	2,821.9	37.1	(283.2)	(10.0)
Total product revenue, net	5,757.4	71.8	5,452.1	71.6	305.3	5.6
Revenue from anti-CD20 therapeutic programs	1,429.9	17.8	1,339.4	17.6	90.5	6.8
Alzheimer's collaboration revenue(1)	191.6	2.4	130.6	1.7	61.0	46.7
Contract manufacturing, royalty and other revenue	639.0	8.0	689.1	9.1	(50.1)	(7.3)
Total revenue	$8,017.9	100.0%	$7,611.2	100.0%	$406.7	5.3%

(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.

Table of Content
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended September 30,
	2026				2025
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$584.4	$334.9	$919.3	44.0%	$642.9	$418.6	$1,061.5	57.5%	$(142.2)	(13.4)%
Rare Disease	354.4	321.9	676.3	32.4	235.1	298.2	533.3	28.9	143.0	26.8
Specialized Immunology(1)	242.8	—	242.8	11.6	—	—	—	—	242.8	—
Biosimilars	—	165.9	165.9	8.0	2.0	194.8	196.8	10.6	(30.9)	(15.7)
Other(2)	83.4	1.0	84.4	4.0	55.3	—	55.3	3.0	29.1	52.6
Total product revenue, net	$1,265.0	$823.7	$2,088.7	100.0%	$935.3	$911.6	$1,846.9	100.0%	$241.8	13.1%

	For the Nine Months Ended September 30,
	2026				2025
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,764.8	$1,075.3	$2,840.1	49.3%	$1,790.7	$1,331.0	$3,121.7	57.2%	$(281.6)	(9.0)%
Rare Disease	873.8	961.4	1,835.2	31.9	700.9	938.7	1,639.6	30.1	195.6	11.9
Specialized Immunology(1)	370.6	—	370.6	6.4	—	—	—	—	370.6	—
Biosimilars	0.1	500.8	500.9	8.7	8.8	550.5	559.3	10.3	(58.4)	(10.4)
Other(2)	209.4	1.2	210.6	3.7	129.8	1.7	131.5	2.4	79.1	60.2
Total product revenue, net	$3,218.7	$2,538.7	$5,757.4	100.0%	$2,630.2	$2,821.9	$5,452.1	100.0%	$305.3	5.6%

(1) Specialized Immunology includes EMPAVELI and SYFOVRE, which were obtained as part of our acquisition of Apellis in May 2026.
(2) Other includes ZURZUVAE, FUMADERM and ADUHELM.

Table of Content

MULTIPLE SCLEROSIS
•Global TYSABRI revenue increased $5.3 million, from $431.8 million in 2025 to $437.1 million in 2026, or 1.2%, primarily due to a favorable pricing change in the U.S.
•Global VUMERITY revenue decreased $22.6 million, from $214.6 million in 2025 to $192.0 million in 2026, or 10.5%, primarily due to a shift in patient dynamics resulting from changes in the U.S. Medicare Part D.
•Global TECFIDERA revenue decreased $86.2 million, from $168.2 million in 2025 to $82.0 million in 2026, or 51.2%, driven by a decrease in global demand, particularly in Europe, as a result of multiple TECFIDERA generic entrants.
•Global Interferon revenue decreased $38.7 million, from $246.9 million in 2025 to $208.2 million in 2026, or 15.7%, driven by a decrease in global demand as patients continue the long-term trend of transitioning to oral and higher efficacy therapies and unfavorable pricing.

•Global TYSABRI revenue increased $61.5 million, from $1,267.9 million in 2025 to $1,329.4 million in 2026, or 4.9%, primarily due to a favorable pricing change in the U.S. and the favorable impact of foreign currency exchange.
•Global VUMERITY revenue increased $1.8 million, from $565.7 million in 2025 to $567.5 million in 2026, or 0.3%, primarily due to favorable pricing in the U.S and the favorable impact of foreign currency exchange, partially offset by a shift in patient dynamics resulting from changes in the U.S. Medicare Part D.
•Global TECFIDERA revenue decreased $285.5 million, from $567.9 million in 2025 to $282.4 million in 2026, or 50.3%, driven by a decrease in global demand, particularly in Europe, as a result of multiple TECFIDERA generic entrants.
•Global Interferon revenue decreased $59.1 million, from $719.9 million in 2025 to $660.8 million in 2026, or 8.2%, driven by a decrease in global demand as patients continue the long-term trend of transitioning to oral and higher efficacy therapies, partially offset by an increase in pricing in the U.S. and the favorable impact of foreign currency exchange.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI.
We expect total MS revenue to continue to decline as a result of high levels of competition for many of our MS products in both the U.S. and rest of world markets. We expect TECFIDERA revenue will be adversely impacted by accelerating generic competition in certain markets in the E.U., and we expect TYSABRI revenue to continue to be adversely affected by the entrance of a biosimilar.

Table of Content

RARE DISEASE

For the Three Months Ended
September 30, 2026 and 2025
(In millions)
$676.3
$81.0
$26.7
$214.2
$97.2
$10.8
$246.4
$533.3
$58.3
$19.1
$220.8
$74.6
$7.3
$153.2
Q3 '26
Q3 '25
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of World
QALSODY - Rest of World
SKYCLARYS - Rest of World

•U.S. SPINRAZA revenue increased $93.2 million, from $153.2 million in 2025 to $246.4 million in 2026, or 60.8%, primarily driven by demand and stocking for the high-dose regimen as well as a favorable pricing change.
•Rest of world SPINRAZA revenue decreased $6.6 million, from $220.8 million in 2025 to $214.2 million in 2026, or 3.0%, primarily due to unfavorable inventory dynamics resulting from timing of shipments of SPINRAZA in certain international markets, partially offset by the launch of high-dose regimen.
•The global results for the third quarter of 2026 reflect rapid patient conversion to the high-dose regimen and the higher benefit of a one-time transition dose for patients converting from low-dose SPINRAZA. As the conversion cohort matures and dosing patterns normalize, we expect revenue to normalize.
•Global SKYCLARYS revenue increased $45.3 million, from $132.9 million in 2025 to $178.2 million in 2026, or 34.1%, primarily related to an increase in global demand primarily driven by the continued launch in Europe and certain other international markets.
•Global QALSODY revenue increased $11.1 million, from $26.4 million in 2025 to $37.5 million in 2026, or 42.0%, primarily related to an increase in rest of world sales volumes driven by the continued launch in international markets.

•U.S. SPINRAZA revenue increased $136.0 million, from $456.9 million in 2025 to $592.9 million in 2026, or 29.8% primarily driven by demand and stocking for the high-dose regimen.
•Rest of world SPINRAZA revenue decreased $90.1 million, from $733.7 million in 2025 to $643.6 million in 2026, or 12.3%, primarily due to unfavorable inventory dynamics resulting from timing of shipments of SPINRAZA in certain international markets, partially offset by the favorable impact of foreign currency exchange.
•Global SKYCLARYS revenue increased $109.7 million, from $387.1 million in 2025 to $496.8 million in 2026, or 28.3%, primarily related to an increase in global demand primarily driven by the continued launch in Europe and certain other international markets.
•Global QALSODY revenue increased $40.0 million, from $61.9 million in 2025 to $101.9 million in 2026, or 64.6%, primarily related to an increase in rest of world sales volumes driven by the continued launch in Europe.

Rare disease revenue includes sales from SPINRAZA, QALSODY and SKYCLARYS.

Table of Content

SPECIALIZED IMMUNOLOGY

$370.6
$81.9
$242.8
$51.5
(In millions)
$288.7
$191.3
Q3 '26
YTD '26
SYFOVRE
EMPAVELI

•In connection with our acquisition of Apellis on May 14, 2026, we acquired SYFOVRE (pegcetacoplan injection) for the treatment of GA, an immune-mediated retinal disease and EMPAVELI (pegcetacoplan) for the treatment of PNH, a rare blood disorder, and C3G and IC-MPGN, rare immune-mediated kidney diseases. U.S. revenue for SYFOVRE and EMPAVELI were $191.3 million and $51.5 million, respectively for the three months ended September 30, 2026 and $288.7 million and $81.9 million, respectively, for the nine months ended September 30, 2026.

For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

Table of Content

BIOSIMILARS
•For the three and nine months ended September 30, 2026, compared to the same periods in 2025, the decreases in biosimilar revenue were primarily due to a decrease in sales volume and unfavorable pricing resulting from competition, partially offset by the favorable impact of foreign currency exchange.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2025 we completed the sale of our rights to TOFIDENCE and BYOOVIZ.

Table of Content

OTHER PRODUCT REVENUE
ZURZUVAE

For the Three and Nine Months Ended
September 30, 2026 and 2025
(in millions)
84.4
55.3
210.6
129.4
Q3 '26
Q3 '25
YTD '26
YTD '25
United States
Rest of world

•For three months ended September 30, 2026, global ZURZUVAE revenue increased $29.1 million, from $55.3 million in 2025 to $84.4 million in 2026, or 52.6%. For nine months ended September 30, 2026, global ZURZUVAE revenue increased $81.2 million, from $129.4 million in 2025 to $210.6 million in 2026 or 62.8%. The increases were primarily due to higher demand resulting from an increase in total patients in the U.S. We anticipate growth in U.S. ZURZUVAE revenue as we expect total patients to continue to increase in 2026.

Table of Content
REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Our share of RITUXAN, including RITUXAN HYCELA, GAZYVA and LUNSUMIO collaboration operating profits in the U.S., royalty revenue on sales of OCREVUS and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Royalty revenue on sales of OCREVUS	$369.9	$386.4	$1,068.5	$1,029.0
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	118.3	101.0	338.7	292.4
Other revenue from anti-CD20 therapeutic programs	9.1	6.5	22.7	18.0
Total revenue from anti-CD20 therapeutic programs	$497.3	$493.9	$1,429.9	$1,339.4
ROYALTY REVENUE ON SALES OF OCREVUS
For the three months ended September 30, 2026, compared to the same period in 2025, royalty revenue on sales of OCREVUS remained relatively consistent. For the nine months ended September 30, 2026, compared to the same period in 2025, the increase in royalty revenue on sales of OCREVUS was primarily due to sales growth of OCREVUS in the U.S.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three and nine months ended September 30, 2026, compared to the same periods in 2025, the increases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to increases in sales volumes.
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
For the three and nine months ended September 30, 2026, we recognized Alzheimer's collaboration revenue of approximately $68.4 million and $191.6 million, respectively, compared to $42.7 million and $130.6 million, respectively, in the prior year comparative periods. The increases were primarily due to higher sales volumes driven by the continued launch of LEQEMBI in the U.S. and international markets. Additionally, the second quarter of 2025 reflects the favorable impact from the timing of shipments to China as we optimized our global inventory positions.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Table of Content
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Contract manufacturing revenue	$135.9	$141.5	$605.5	$648.8
Royalty and other revenue	13.8	9.7	33.5	40.3
Total contract manufacturing, royalty and other revenue	$149.7	$151.2	$639.0	$689.1
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers and batches of LEQEMBI related to our collaboration with Eisai.
For the three and nine months ended September 30, 2026, compared to the same periods in 2025, the decreases in contract manufacturing revenue were primarily driven by the timing of batch releases partially offset by the contract manufacturing business acquired as part of our acquisition of Apellis.
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
The IRA's drug pricing controls and Medicare Part D redesign have had an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. The IRA Medicare Part D redesign had a modest net unfavorable impact to our revenue, concentrated in our SKYCLARYS and MS portfolio product revenue.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, which may be further impacted by other legislative acts that may modify or replace the IRA. The full extent of the IRA's impact on our sales and, in turn, our business, remains uncertain.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Contractual adjustments	$725.7	$632.2	$2,008.6	$1,970.6
Discounts	225.2	213.7	663.0	609.2
Returns	12.2	3.5	39.3	21.7
Total discounts and allowances	$963.1	$849.4	$2,710.9	$2,601.5
For the three and nine months ended September 30, 2026, reserves for discounts and allowances as a percentage of gross product revenue were approximately 31.7% and 31.9%, respectively, compared to 31.2% and 32.0%, respectively, in the prior year comparative periods.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, GPO rebates, specialty pharmacy program fees and other government rebates or applicable allowances.

Table of Content
For the three months ended September 30, 2026, compared to the same period in 2025, the increase in contractual adjustments was primarily driven by higher GPO rebates resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis, as well as, higher Medicaid and managed care rebates in the U.S. due to favorable changes in estimates in 2025.
For the nine months ended September 30, 2026, compared to the same period in 2025, the increase in contractual adjustments was primarily driven by GPO rebates and other rebates resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis, partially offset by favorable changes in estimates primarily due to lower Medicaid rebates in the U.S. and lower rebates in rest of world markets.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three months ended September 30, 2026, compared to the same period in 2025, the increase in discounts was primarily driven by higher discounts recorded resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis.
For the nine months ended September 30, 2026, compared to the same period in 2025, the increase in discounts was primarily driven by higher discounts recorded resulting from the sale of SYFOVRE and EMPAVELI subsequent to our acquisition of Apellis as well as higher volume discounts in the U.S. and higher discounts in rest of world.
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
For the three and nine months ended September 30, 2026, compared to the same period in 2025, the increases in returns were primarily driven by higher returns in the U.S.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

Table of Content
COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$748.4	$674.4	$74.0	11.0%
Research and development	574.0	436.1	137.9	31.6
Acquired in-process research and development, upfront and milestone expense	283.8	2.1	281.7	nm
Selling, general and administrative	752.0	594.8	157.2	26.4
Amortization and impairment of acquired intangible assets	172.8	135.7	37.1	27.3
Collaboration profit sharing/(loss reimbursement)	77.8	87.2	(9.4)	(10.8)
(Gain) loss on fair value remeasurement of contingent consideration	0.4	5.6	(5.2)	(92.9)
Restructuring charges	66.5	7.4	59.1	nm
Other (income) expense, net	137.4	34.1	103.3	nm
Total cost and expense	$2,813.1	$1,977.4	$835.7	42.3%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$2,186.3	$1,908.7	$277.6	14.5%
Research and development	1,642.6	1,269.2	373.4	29.4
Acquired in-process research and development, upfront and milestone expense	481.8	249.4	232.4	93.2
Selling, general and administrative	2,069.0	1,751.1	317.9	18.2
Amortization and impairment of acquired intangible assets	477.5	378.4	99.1	26.2
Collaboration profit sharing/(loss reimbursement)	220.8	220.3	0.5	0.2
(Gain) loss on fair value remeasurement of contingent consideration	23.4	28.4	(5.0)	(17.6)
Restructuring charges	239.8	42.0	197.8	nm
Other (income) expense, net	175.6	151.2	24.4	16.1
Total cost and expense	$7,516.8	$5,998.7	$1,518.1	25.3%

nm Not meaningful

Table of Content
COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Product	$541.6	$384.0	$1,602.6	$1,261.2
Royalty	206.8	290.4	583.7	647.5
Total cost of sales	$748.4	$674.4	$2,186.3	$1,908.7
PRODUCT COST OF SALES
For the three and nine months ended September 30, 2026, compared to the same periods in 2025, the increases in product cost of sales were primarily due to higher period costs and higher amortization costs associated with the acquired inventory fair value step-up adjustment for SKYCLARYS, SYFOVRE and EMPAVELI.
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
As a result of our acquisition of Apellis in May 2026, we recorded approximately $681.0 million of acquired inventory related to SYFOVRE and EMPAVELI, inclusive of fair value step-up adjustments related to the acquired inventory of SYFOVRE and EMPAVELI totaling approximately $541.5 million. We expect these amounts to be fully amortized by the end of 2029. For the three and nine months ended September 30, 2026, amortization from the fair value step-up adjustments was approximately $100.0 million and $169.7 million, respectively. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS. We expect this amount to be fully amortized by the end of 2028. For the three and nine months ended September 30, 2026, amortization from the fair value step-up adjustment recorded in cost of sales was approximately $97.2 million and $243.6 million, respectively, compared to $61.5 million and $165.4 million, respectively, in the prior year comparative periods. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2025 Form 10-K.
ROYALTY COST OF SALES
For the three months ended September 30, 2026, compared to the same period in 2025, the decrease in royalty cost of sales was primarily due to a charge recorded during the third quarter of 2025 of approximately $104.3 million related to a litigation matter, partially offset by higher royalties associated with higher sales of SPINRAZA and royalties associated with agreements acquired from Apellis.
For the nine months ended September 30, 2026, compared to the same period in 2025, the decrease in royalty cost of sales was primarily due to a charge recorded during the third quarter of 2025 of approximately $104.3 million related to a litigation matter, partially offset by higher royalties payable associated with higher sales of TYSABRI and SPINRAZA as well as royalties associated with agreements acquired from Apellis.

Table of Content
RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 20.5% and 17.2% for the three months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026, compared to the same period in 2025, the increase in research and development was primarily driven by higher spend on clinical trials, including felzartamab, salanersen and litifilimab as well as additional expenses resulting from our acquisition of Apellis. Clinical trial spend related to litifilimab during the third quarter of 2025 was offset by $50.0 million in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
Q3 2026 vs. Q3 2025
The increase in early stage program expense was driven by an increase in costs associated with:
•programs acquired from Apellis, including development of pegcetacoplan for the treatment of FSGS; and
•development of felzartamab in various early stage programs including MVI.
The increase was partially offset by:
•the advancement of salanersen for the treatment of SMA to late stage.
LATE STAGE PROGRAMS
Q3 2026 vs. Q3 2025
The increase in late stage program expense was driven by an increase in costs associated with:
•the conclusion of the research and development funding received from Royalty Pharma in Q2 2026;
•the advancement of salanersen for the treatment of SMA;
•the development of felzartamab for the treatment of AMR, IgAN and PMN; and
•the development of zorevunersen for the treatment of Dravet syndrome.
MARKETED PROGRAMS
Q3 2026 vs. Q3 2025
The increase in marketed program expense was driven by an increase in costs associated with:
•expenses incurred resulting from our acquisition of Apellis.

Table of Content

Research and development expense, as a percentage of total revenue, was 20.5% and 16.7% for the nine months ended September 30, 2026 and 2025, respectively.
For the nine months ended September 30, 2026, compared to the same period in 2025, the increase in research and development was primarily driven by higher spend on clinical trials, including felzartamab, salanersen and litifilimab as well as additional expenses resulting from our acquisition of Apellis. Clinical trial spend related to litifilimab during 2026 and 2025 was offset by $50.0 million and $150.0 million, respectively, in research and development funding received from Royalty Pharma.
EARLY STAGE PROGRAMS
YTD 2026 vs. YTD 2025
The increase in early stage program expense was driven by an increase in costs associated with:
•programs acquired from Apellis, including development of pegcetacoplan for the treatment of FSGS; and
•development of felzartamab in various early stage programs.
The increase was partially offset by:
•the discontinuation of BIIB122 in idiopathic Parkinson's disease; and
•the advancement of salanersen for the treatment of SMA to late stage.
LATE STAGE PROGRAMS
YTD 2026 vs. YTD 2025
The increase in late stage programs was driven by an increase in costs associated with:
•a reduction in research and development funding received from Royalty Pharma;
•the development of felzartamab for AMR, IgAN and PMN;
•the advancement of salanersen for the treatment of SMA; and
•the development of zorevunersen for the treatment of Dravet syndrome.
MARKETED PROGRAMS
YTD 2026 vs. YTD 2025
The increase in marketed programs was driven by an increase in costs associated with:
•$94.3 million of step-up amortization related to SKYCLARYS inventory; and
•expenses incurred resulting from our acquisition of Apellis.

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
For the three and nine months ended September 30, 2026, acquired in-process research and development, upfront and milestone expense totaled approximately $283.8 million and $481.8 million, respectively, compared to $2.1 million and $249.4 million, respectively, in the prior year comparative periods. The increase was driven by higher upfront and milestone payments in 2026 compared to 2025.
For the three months ended September 30, 2026, acquired in-process research and development, upfront and milestone expense primarily consists of the following activity:
•Payment of $225.0 million in connection with the closing of our acquisition of RayThera; and
•Milestone expense of $50.0 million to Dayra Therapeutics in connection with an option to obtain a worldwide, exclusive, royalty-bearing license to develop and commercialize a pre-clinical therapy.
For the nine months ended September 30, 2026, acquired in-process research and development, upfront and milestone expense also included the following activity:
•Payment of $100.0 million to TJ Bio to acquire exclusive rights to felzartamab in the greater China region;
•Milestone payment of $45.0 million to Ionis in connection with the initiation of a Phase 3 trial of salanersen;
•Option payment of $15.0 million to Ionis to obtain a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB147;
•Upfront payment of $20.0 million to Alteogen in connection with the closing of our collaboration and license agreement; and
•Upfront payment of $12.0 million to Alloy in connection with the closing of our collaboration and license agreement.

Table of Content
For the nine months ended September 30, 2025, acquired in-process research and development, upfront and milestone expense included the following activity:
•Milestone payment of $30.0 million to MorphoSys accrued in connection with the first patient dosed in a Phase 3 clinical trial of felzartamab for the treatment of IgAN;
•Upfront payment of $16.0 million to City Therapeutics in connection with the closing of our strategic research arrangement;
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
SELLING, GENERAL AND ADMINISTRATIVE
For the three and nine months ended September 30, 2026, compared to the same periods in 2025, selling, general and administrative expense increased by approximately 26.4% and 18.2%, respectively, primarily due to the inclusion of the commercial and management operations of Apellis subsequent to our acquisition of the company and an increase in operational spending on sales and marketing activities in support of our U.S. and international product launches.
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
For the three and nine months ended September 30, 2026, amortization of acquired intangible assets, excluding impairment charges, totaled $172.8 million and $477.5 million, respectively, compared to $135.7 million and $374.9 million, respectively in the prior year comparative periods. The increases were primarily due to higher rates of amortization for the acquired intangible assets associated with SKYCLARYS and amortization expense related to intangible assets acquired from Apellis, which totaled $45.2 million and $67.8 million for the three and nine months ended September 30, 2026, respectively. For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
For the three and nine months ended September 30, 2026, we had no impairment charges. For the three months ended September 30, 2025, we had no impairment charges. For the nine months ended September 30, 2025, amortization and impairment of acquired intangible assets reflects the impact of a $3.5 million impairment charge related to a compound acquired from HI-Bio.
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
For the three and nine months ended September 30, 2026, we recognized net profit-sharing expense of approximately $49.0 million and $151.1 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to net profit-sharing expense of approximately $66.5 million and $171.7 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2026, we recognized net profit-sharing expense of approximately $28.8 million and $69.7 million, respectively, to reflect Supernus' 50.0% share of the net

Table of Content
collaboration results, compared to net profit-sharing expense of approximately $20.7 million and $48.6 million, respectively, in the prior year comparative periods.
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
For the three and nine months ended September 30, 2026, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probabilities of success and expected timing of the achievement of certain remaining developmental milestones related to our acquisition of HI-Bio, and the recognition of a $4.1 million obligation related to the acquisition of Apellis.
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
RESTRUCTURING CHARGES
RESTRUCTURING PROGRAMS
We have undertaken a number of initiatives, including Fit for Growth and our integration of Apellis, which are designed to reduce operating costs, improve synergies, efficiency and effectiveness and integrate the operations of Apellis.
The Fit for Growth program generated approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which has been reinvested in various initiatives. The Fit for Growth program included net headcount reductions of approximately 1,400 employees and we incurred total restructuring charges of approximately $320.0 millionby the end of 2025.
Following the closing of the Apellis acquisition, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. For the three and nine months ended September 30, 2026, we recognized approximately $41.5 million and $194.7 million, respectively, of net pre-tax restructuring charges, primarily consisting of employee severance costs and the acceleration of bonus payments for Apellis employees that were subject to a double-trigger provision. We have also undertaken targeted initiatives to generate efficiencies consistent with our change in our product profile and need to invest resources in our product launches.
For three and nine months ended September 30, 2026, we recognized $66.5 million and $239.8 million, respectively, in restructuring charges primarily consisting of employee severance costs and the acceleration of bonus payments for Apellis employees that were subject to a double-trigger provision within restructuring charges in our condensed consolidated statements of income, compared to $7.4 million and $42.0 million in the comparable periods in 2025.
OTHER (INCOME) EXPENSE, NET
For the three months ended September 30, 2026, compared to the same period in 2025, the change in other (income) expense, net primarily reflects higher net interest expense, higher losses on our equity investments and higher litigation related expenses in 2026. For the nine months ended September 30, 2026, compared to the same period in 2025, the change in other (income) expense, net primarily reflects higher net interest expense and higher litigation related expenses in 2026, partially offset by higher gains on our equity investments in 2026.

Table of Content
INTEREST INCOME AND EXPENSE
For the three and nine months ended September 30, 2026, net interest expense were approximately $78.2 million and $164.9 million, respectively, compared to $35.8 million and $112.2 million, respectively, in the prior year comparative periods. The changes were primarily due to lower interest income and higher interest expense resulting from our acquisition of Apellis. We anticipate higher net interest expense to continue in 2026 compared to 2025.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended September 30, 2026, net unrealized and realized losses on our holdings in equity securities were approximately $25.1 million and $8.2 million respectively, compared to net unrealized gains and realized losses of approximately $3.2 million and $7.0 million, respectively, in the prior year comparative periods.
•The net unrealized losses recognized during the three months ended September 30, 2026, primarily reflect a decrease in the aggregate fair value of our investment in Denali common stock of approximately $23.7 million.
•The net unrealized gains recognized during the three months ended September 30, 2025, primarily reflect an increase in the aggregate fair value of our investments in Denali common stock of approximately $3.8 million.
For the nine months ended September 30, 2026, net unrealized gains and realized losses on our holdings in equity securities were approximately $36.8 million and $5.0 million, respectively, compared to net unrealized and realized losses of approximately $32.5 million and $1.6 million, respectively, in the prior year comparative periods.
•The net unrealized gains recognized during the nine months ended September 30, 2026, primarily reflect an increase in the aggregate fair value of our investment in Denali common stock of approximately $42.2 million.
•The net unrealized losses recognized during the nine months ended September 30, 2025, primarily reflect a decrease in the aggregate fair value of our investments in Denali common stock of approximately $41.9 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.0 million.
INCOME TAX PROVISION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except percentages)	2026	2025	2026	2025
(Loss) Income before income tax (benefit) expense	$(9.0)	$557.3	$501.1	$1,612.5
Income tax (benefit) expense	11.6	90.8	104.7	270.7
Effective tax rate	(128.5)%	16.3%	20.9%	16.8%
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
The change in our effective tax rate for the three months ended September 30, 2026 was primarily driven by the non-deductible IPR&D charge related to the RayThera stock acquisition, partially offset by a decrease in valuation allowances on Swiss loss carryforwards following a tax law change during the quarter. The nine months ended September 30, 2026, also reflects non-deductible expenses related to our Apellis acquisition, partially offset by favorable impacts of a current year settlement of a foreign tax audit and the vesting of certain share-based awards. The same period in 2025, also included favorable deferred tax impacts of decreases in foreign withholding taxes.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles. Our income tax provision for the three and nine months ended September 30, 2026 and 2025, reflects currently enacted legislation and guidance related to the OECD model rules, including the Pillar Two side-by-side package announced by the OECD in January 2026. This enacted legislation and guidance related to the OECD model rules and the side-by-side package did not result in any material adjustments to our income tax provision or income tax balances as of September 30, 2026 and December 31, 2025.
For additional information on our income taxes, please read Note 17, Income Taxes, to our consolidated financial statements included in our 2025 Form 10-K.

Table of Content
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2026	As of December 31, 2025	$ Change	% Change
Financial assets:
Cash and cash equivalents	$1,303.9	$3,008.5	$(1,704.6)	(56.7)%
Marketable securities — current	—	807.2	(807.2)	(100.0)
Marketable securities — non-current	—	431.9	(431.9)	(100.0)
Total cash, cash equivalents and marketable securities	$1,303.9	$4,247.6	$(2,943.7)	(69.3)%
Borrowings:
Current portion notes payable	$400.0	$—	$400.0	nm
Notes payable	$7,292.0	$6,286.8	$1,005.2	16.0%
Total borrowings	$7,692.0	$6,286.8	$1,405.2	22.4%
Working capital:
Current assets	$7,584.4	$8,974.1	$(1,389.7)	(15.5)%
Current liabilities	(3,898.4)	(3,349.4)	(549.0)	16.4
Total working capital	$3,686.0	$5,624.7	$(1,938.7)	(34.5)%
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
On May 14, 2026, we completed the acquisition of all of the issued and outstanding shares of Apellis for $5.3 billion. This transaction was funded with available cash and marketable securities on hand, supplemented by the issuance of a $2.0 billion term loan under our 2026 Term Loan and a $400.0 million drawdown from our revolving credit facility. In connection with the acquisition we assumed responsibility for its outstanding debt obligations totaling approximately $496.7 million, which we subsequently repaid during the second quarter of 2026. Additionally, we converted Apellis's outstanding unvested equity awards into cash awards totaling $416.3 million. These awards vest over the remaining requisite service periods of the original awards and are payable only if the applicable service conditions are satisfied, unless accelerated under specified termination provisions.
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
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $3.7 billion and $5.6 billion as of September 30, 2026 and December 31, 2025, respectively. The change in working capital reflects a

Table of Content
decrease in total current assets of approximately $1.4 billion and an increase in total current liabilities of approximately $549.0 million. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$2.5 billion decrease in cash, cash equivalents and current marketable securities primarily due to consideration paid for our acquisition of Apellis as well as the repayment of $496.7 million in outstanding debt obligations assumed as part our Apellis acquisition;
•$542.2 million increase in accounts receivable primarily due to acquired receivables resulting from our acquisition of Apellis;
•$550.2 million increase in other current assets primarily due to timing of tax prepayments; and
•$56.3 million increase in inventory primarily due to the fair value step up adjustment for acquired inventory resulting from our acquisition of Apellis, partially offset by timing of production.
CURRENT LIABILITIES
•$400.0 million increase in current portion of debt due to the short-term portion of the outstanding term loan related to our acquisition of Apellis; and
•$211.0 million increase in accrued expense and other primarily due to the reclassification of certain contingent consideration from long-term to short-term and the addition of accruals resulting from our acquisition of Apellis, partially offset by timing of payments.
For additional information on our acquisition of Apellis, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of September 30, 2026, we had cash, cash equivalents and marketable securities totaling approximately $1.3 billion compared to approximately $4.2 billion as of December 31, 2025. The decrease in the balance was primarily due to the use of cash, cash equivalents and marketable securities to fund our acquisition of Apellis and subsequent settlement of its outstanding debt obligations, partially offset by the issuance of term loans and cash generated from operations.
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
CASH FLOW
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2026	2025	% Change
Net cash flow provided by (used in) operating activities	$1,735.2	$1,692.7	2.5%
Net cash flow provided by (used in) investing activities	(4,270.8)	(139.4)	nm
Net cash flow provided by (used in) financing activities	858.4	(164.9)	nm

nm Not meaningful

Table of Content
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
For the nine months ended September 30, 2026, compared to the same period in 2025, the increase in net cash flow provided by operating activities was primarily due to lower worldwide tax payments in 2026, compared to the same period in 2025, partially offset by lower net income in 2026 resulting from the inclusion of the commercial and management operations of Apellis subsequent to our acquisition of the company.
INVESTING ACTIVITIES
For the nine months ended September 30, 2026, compared to the same period in 2025, the change in net cash flow in investing activities was primarily due to a $5.1 billion payment made in 2026 for our acquisition of Apellis, net of cash acquired. Additionally, we acquired TJ Bio's exclusive rights to felzartamab in the greater China region and made an upfront payment of $100.0 million during the second quarter of 2026. We also made an upfront payment of $225.0 million as part of our acquisition of RayThera during the third quarter of 2026.
FINANCING ACTIVITIES
For the nine months ended September 30, 2026, compared to the same period in 2025, the change in net cash flow in financing activities was primarily due to the issuance of term loans totaling $2.0 billion under our 2026 Term Loan which were used to partially fund our acquisition of Apellis, partially offset by a $600.0 million payment to settle a portion of the 2026 Term Loan and payments to settle debt obligations assumed from our Apellis acquisition totaling $496.7 million. Additionally, we borrowed $400.0 million under our revolving credit facility during the second quarter of 2026 and this borrowing was repaid in full in June 2026.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations consist of our 2026 Term Loan and long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2055. As of September 30, 2026, our outstanding balance related to long-term debt was $7.3 billion, net of discounts and debt offering costs.
In connection with our acquisition of Apellis we entered into a $2.0 billion term loan credit agreement. On the closing date of the Apellis acquisition we drew $2.0 billion from the 2026 Term Loan, comprised of a $1.0 billion floating rate 364-day tranche and a $1.0 billion floating rate two-year tranche. As of September 30, 2026, we had $1.4 billion outstanding under the term loan credit agreement, of which $400.0 million was outstanding under the 364-day tranche and $1.0 billion outstanding under the two-year tranche.
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. We borrowed $400.0 million under our revolving credit facility during the second quarter of 2026 and this borrowing was repaid in full in June 2026. As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2026 and December 31, 2025, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our credit facility please read Note 13, Indebtedness, to these condensed consolidated financial statements.

Table of Content
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and nine months ended September 30, 2026 and 2025. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2026.
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
Aside from our new commitments related to Apellis and the termination of our Reata lease, there have been no material changes in our contractual obligations since December 31, 2025.
CONTINGENT CONSIDERATION RELATED TO ACQUISITION OF BUSINESSES
In connection with our acquisition of RayThera in August 2026, we may pay the former shareholders of RayThera up to a total of $775.0 million if certain development and regulatory milestones are achieved. Any milestones resulting from this transaction, which was accounted for as an asset acquisition, will be recognized when earned as a component of Acquired in-process research and development, upfront and milestone expense.
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
In connection with our acquisition of Alcyone in November 2025, we may pay additional development and regulatory milestone payments to the former shareholders of Alcyone of up to a total of $75.0 million if approval is received for ThecaFlex DRx administration of SPINRAZA or other additional pipeline products. Any milestones resulting from this transaction, which was accounted for as an asset acquisition, will be recognized when earned as a component of Acquired in-process research and development, upfront and milestone expense.
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
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of September 30, 2026, we could make potential future milestone payments to third parties of up to approximately $8.1 billion, including approximately $1.2 billion in development milestones, approximately $1.2 billion in regulatory milestones and approximately $5.7 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2026, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone

Table of Content
payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain research milestones are met, we may pay up to approximately $11.5 million in additional milestones in 2026 under our current agreements, excluding opt-in payments.
OTHER FUNDING COMMITMENTS
As of September 30, 2026, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $37.2 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of September 30, 2026. We have approximately $529.2 million in cancellable future commitments based on existing CRO contracts as of September 30, 2026.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2026, we have approximately $144.9 million of liabilities associated with uncertain tax positions.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2026, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2026 and December 31, 2025, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $247.2 million and $278.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and the actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2026 and December 31, 2025.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
While we are currently in the process of evaluating and integrating Apellis' historical internal controls over financial reporting with ours, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of September 30, 2026, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
We have many products in the stages of ongoing commercial launch in the U.S. and certain international markets. LEQEMBI continues to expand its commercial presence in the U.S. and certain international markets. SKYCLARYS is in the early stages of commercial launch in certain European markets, and EMPAVELI is in the early stages of commercial launch for a new indication in the U.S. In addition to risks associated with new product launches and the other factors described in these Risk Factors, Biogen’s and Eisai’s ability to successfully commercialize LEQEMBI and our ability to successfully commercialize SKYCLARYS and EMPAVELI may be adversely affected due to:
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
•Biogen's ability to obtain and maintain adequate reimbursement for SKYCLARYS; and
•the effectiveness of Biogen's commercial strategy for marketing SKYCLARYS and EMPAVELI.
Our long-term success depends upon the successful development of new products and additional indications for our existing products.
Our long-term success depends upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, as well as the development of additional indications for our existing products. Product development is very expensive and involves a high degree of uncertainty and risk and is not always successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the ASO platform, presents additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we recently sought, and in July 2026 the FDA approved, of a subcutaneous formulation of LEQEMBI as a starting dose in the U.S. Our ability to realize the anticipated benefits from the subcutaneous formulation of LEQEMBI depends on among other things, the successful commercial launch of the subcutaneous formulation and patient and physician adoption.
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
The successful execution of our strategic and growth initiatives depends upon internal development projects, commercial initiatives and external opportunities, which may include the acquisition and in-licensing of products, technologies, companies, the entry into strategic alliances and collaborations, as well as our ability to execute on strategic decisions and initiatives. While we believe we have a number of promising programs in our pipeline, failure or delay of internal development projects to advance or difficulties in executing on our commercial initiatives could impact our current and future growth, resulting in additional reliance on external opportunities for growth.
Supporting the further development of our existing products and potential new products in our pipeline will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. We have made, and may continue to make, significant expenditures for potential new products prior to regulatory approval with no assurance that such investment will be recouped, which may adversely affect our financial condition, business and operations.
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
Any failure in the execution of a transaction, in the integration of an acquired asset or business or in achieving expected synergies could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations. For example, in May 2026, we completed our acquisition of Apellis, which became a wholly owned subsidiary. Our ability to realize the anticipated benefits of the acquisition depends on, among other things, how efficiently and effectively we are able to integrate Apellis’ operations into ours and to commercialize EMPAVELI and SYFOVRE.
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Governments are and may continue to use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to set prices for certain drugs in Medicare. We expect drug pricing and other healthcare costs to continue to be subject to political or societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country has limited, and may in the future limit, the revenue from our products within that country and has, and may in the future, also adversely affect our ability to secure acceptable prices in existing and potential new markets, which has limited, and may in the future limit, market growth and result in reductions in revenue. This has created, or may create, the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic product expansion plans and revenue. Additionally, in certain jurisdictions governmental health agencies are permitted to adjust, retroactively and/or prospectively, reimbursement rates for our products. Reimbursement for our products by governments, including the timing of any reimbursements, are also affected by budgetary or political constraints, particularly in challenging economic environments. Government agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that dictate the manner in which they spend money. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales or reimbursements of our products.
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
There is substantial public attention on the costs of prescription drugs and we expect drug pricing and other healthcare costs to continue to be subject to political and societal pressures globally. In addition, there have been, and are expected to continue to be, legislative proposals to address prescription drug pricing. We face uncertainties regarding potential healthcare reforms, governmental policy and prioritization. The uncertainty about the future of the PPACA and healthcare laws may put downward pressure on drug pricing and increase our regulatory burdens and operating costs. For example, we expect the IRA's drug pricing controls and Medicare Part D redesign to continue to have an adverse impact on sales, particularly for our products that are more substantially reliant on Medicare reimbursement.
Additionally, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish an MFN drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other developed countries. In October 2026 CMS published a final rule establishing Global Benchmarck for Efficient Drug Pricing Model. If HHS sets additional MFN pricing targets for prescription drugs, including the use of international pricing reference to set additional drug prices or rebates in the U.S., or if legislation is passed enabling generic drug or biosimilar entry sooner than expected, our business could be materially harmed, including with respect to our ability to set adequate pricing for new drugs to recover our research and development costs. Additional proposals, regulations or initiatives related to drug pricing, such as the CMS-proposed MFN initiative, the Guarding U.S. Medicare Against Rising Drug Costs Model for certain Medicare Part D drugs, may be finalized, and additional executive orders or regulatory initiatives focused on drug pricing and competition may be adopted and implemented in some form. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. The adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, limit our ability to launch products in certain markets and impact healthcare systems and drug markets in the U.S. and abroad, thereby negatively affecting our revenue and adversely impacting our business.
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
The development, manufacture and commercialization of biosimilars require specialized expertise and are costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third Parties. We are dependent, in part, on the efforts of collaboration partners and other third parties for the development and manufacturing of biosimilars. These third parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control and may be affected by events outside of our control. If these third parties fail to perform, or reduce their third-party manufacturing production, our commercialization of biosimilars could be delayed, revenue from biosimilars could decline and/or we may not realize the anticipated benefits of these arrangements;
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
We are increasingly dependent upon information systems and data to operate our business. Changes in how we operate, including hybrid and remote working arrangements, have heightened this dependence. As a result, we are increasingly dependent upon our systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Breakdowns, invasions, corruptions, destructions and/or breaches, which may include impacts such as, but not limited to, compromising the capacity, reliability or security of our information systems or those of our business partners, including our cloud technologies, and/or unauthorized access to our data and information could subject us to significant liability, negatively impact our business operations, and/or require replacement of technology and/or sizeable ransom payments. Our information systems, including our cloud technologies, continue to increase in multitude and complexity, increasing our vulnerability when breakdowns, malicious intrusions and ransom attacks occur. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
Cybersecurity threats and incidents are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, particularly when they impact employees, vendors, customers or suppliers, and other companies in our supply chain. Cybersecurity threats and incidents are often carried out by motivated, well-resourced, skilled and persistent threat actors, including nation states, organized crime groups, and “hacktivists” and may include or target employees or contractors acting with carelessness or malicious intent. Recent developments in the threat landscape include use of adversarial AI techniques, including generative AI models and machine learning, as well as an increased number of cyber extortion attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. AI technologies, including generative AI models and machine learning, develop rapidly and threat actors use them to identify currently unknown vulnerabilities and create new sophisticated attack methods that are increasingly automated, targeted, coordinated and more difficult to defend against. This may necessitate ongoing enhancements to our cybersecurity systems and infrastructure. Geopolitical instability may increase the risk of cybersecurity threats. Cybersecurity threats or incidents may include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information systems and data. Threat actors increasingly target user identities and access credentials in an attempt to circumvent multi-factor authentication, and can use valid credentials to access cloud-based applications and exfiltrate data, including third-party data, without any operational disruption. We have experienced such attacks, and expect to continue to be targeted in the future.
Cybersecurity threats and incidents also include supply chain attacks, which could cause a delay in the manufacturing of products including products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. The integration of acquired businesses and their systems may also increase these risks. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information.
While we continue to build and improve our systems and infrastructure, including our business continuity and disaster recovery capabilities, there can be no assurance that our efforts will detect and prevent cybersecurity threats or incidents in our systems or that we will be able to restore affected systems and critical business operations in a timely manner. Any such incidents could materially adversely affect our business operations and/or result in the loss of critical or sensitive information, which could result in material financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.
Regulators consistently impose new data privacy and security requirements, including monetary fines for privacy violations. For example, the E.U.’s General Data Protection Regulation established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance. U.S. data privacy and security laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause patients, healthcare providers and the general public to lose trust in us, which could have a material adverse effect on our business.
The increasing use of AI presents new risks and challenges and could adversely affect our business and reputation.
As with many developing technologies, AI technologies, including generative AI and AI agents that can take actions on a user's behalf, present risks and challenges. For example, algorithms may be flawed, data sets may be insufficient, of poor quality or contain biased information; outputs may be inaccurate, incomplete or not reproducible; and inappropriate or controversial data practices could impair results. The use of AI is increasing in the biopharmaceutical industry, including by us, for R&D, marketing, manufacturing and commercialization, and AI technologies are increasingly embedded in products and services provided by third parties. We anticipate increasing our use of AI in the future. If the analyses or outputs that AI technologies assist in producing are deficient or inaccurate, or are relied upon without appropriate human oversight, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Where AI is used to support activities subject to regulatory requirements, such as clinical development, pharmacovigilance, manufacturing and quality, or regulatory submissions, deficiencies in validation, documentation or oversight could result in regulatory scrutiny or affect the acceptance of our submissions.
Use of AI technologies internally, by third parties or by threat actors, may also lead to cybersecurity risks or the release of confidential proprietary information, including personal data, which may impact our ability to realize the benefit of our intellectual property or violate our internal policies, data protection laws or contractual requirements. The use of AI technologies may also result in unauthorized access of personal data or the intellectual property of third parties, and the ownership and protectability of AI-assisted inventions and works remain uncertain.
Since the use of AI is subject to new and evolving laws and regulations, compliance may impose operational costs and limit our ability to use AI, and failure to comply may result in potential government actions, litigation, fines, penalties or adverse publicity. In addition, if we are unable to adopt and integrate AI technologies effectively and responsibly, we may not realize their anticipated benefits, which could adversely affect our competitive position.
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
•delays in clinical trials relating to geopolitical instability;
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
Our international operations are also subject to regulation under U.S. law. For example, following Section 232 investigations, the U.S. federal government issued a Proclamation in April 2026 imposing a 100% tariff on imports of patented pharmaceuticals, biologics and associated ingredients, subject to certain exemptions and reduced rates. In addition to the Proclamation, the government may take additional trade protection measures including embargoes, import or export licensing requirements, the imposition of trade sanctions or similar restrictions, which could have adverse consequences to our business and operations.
Additionally, the U.S. FCPA prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the healthcare professionals we regularly interact with may meet the FCPA's definition of a foreign government official. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, disruption in the supply or availability of our products or suspension of export or import privileges, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results. In addition, while we believe that we have appropriate compliance controls, policies and procedures in place to comply with the FCPA, there is a risk that acts committed by our employees, agents, distributors, collaborators or third-party providers might violate the FCPA and we might be held responsible. If our employees, agents, distributors, collaborators or third-party providers are found to have engaged in such practices, we could suffer severe penalties and may be subject to other liabilities, which could negatively affect our business.
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
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with applicable regulations. For example, patients may use social media to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on social media. We may also encounter criticism on social media regarding our company, management, product candidates or products. The immediacy of social media precludes us from having real-time control over postings made regarding us, whether matters of fact or opinion. Our reputation could be damaged by the negative publicity generated from false or misleading posts concerning us, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure, debt refinancing, debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, which lead to uncertainty and liquidity issues for both borrowers and investors. Recent and potential disruptions, including those related to tariff announcements and trade policy uncertainty, may exacerbate these conditions. In the event of adverse conditions, we may be unable to obtain financing with favorable terms which could significantly increase our financing costs. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the third quarter of 2026:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$2,050.0
August 1, 2026 - August 31, 2026	—	$—	—	$2,050.0
September 1, 2026 - September 30, 2026	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the third quarter of 2026.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three months ended September 30, 2026 and 2025. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2026.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into, amend or terminate Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the third quarter of 2026, there were no trading arrangements for the purchase or sale of our securities entered into, amended or terminated by our officers and directors.
In our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, we reported that on May 4, 2026, Lloyd Minor, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 593 shares of our common stock. The correct aggregate number of shares covered by such Rule 10b5-1 trading arrangement was 1,186 shares of our common stock. All other terms of Mr. Minor's previously disclosed Rule 10b5-1 trading arrangement remain as previously described.

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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ ROBIN C. KRAMER
Robin C. Kramer
Chief Financial Officer
(principal financial officer)
October 28, 2026